Form 10-Q
period 2014-06-30
Teletronics International, Inc.
filed 2014-11-21
CIK 1612624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-55247

TELETRONICS INTERNATIONAL, INC.

 (Exact name of small business issuer as specified in its charter)

DELAWARE	52-1463621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 Perry Parkway, Gaithersburg, MD 20877

(Address of principal executive offices)

(301) 309-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at June 30, 2014 was 17,595,062.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

Teletronics International, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$466,581	$893,183
Accounts receivable, net of allowance for doubtful accounts of $10,332 and $17,964, respectively	357,706	122,675
Other receivable	137,362	92,065
Inventories, net of inventory reserve of $225,518 and $469,082, respectively	528,344	499,340
Advance to suppliers	64,626	75,256
Prepaid expenses and other current assets	9,680	5,321

Total current assets	1,564,299	1,687,840
Property and equipment, net	2,988	1,411
Long-term Investment	-	100,266
Restricted cash	200,055	199,847
Other assets	12,379	12,379

Total assets	$1,779,721	$2,001,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$37,094	$79,566
Deferred compensation	527,413	501,613
Convertible debentures	80,000	489,000
Accrued expenses and other current liabilities	167,483	142,221

Total current liabilities	811,990	1,212,400

Convertible debentures- non-current	409,000	-
Total liabilities	1,220,990	1,212,400

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares, issued and outstanding 0 shares	-	-
Common stock, $0.01 par value; authorized 65,000,000 shares, issued and outstanding 17,595,062 shares	175,951	175,951
Additional paid-in capital	17,132,166	17,032,906
Accumulated other comprehensive loss	(3,623)	(2,568)
Accumulated deficit	(16,745,763)	(16,416,946)

Total stockholders’ equity	558,731	789,343

Total liabilities and stockholders’ equity	$1,779,721	$2,001,743

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$515,046	$962,939	$365,988	$676,793
Net revenue – related party	404,011	239,155	219,645	239,155
Total net revenue	919,057	1,202,094	585,633	915,948

Cost of revenue	228,636	283,493	137,975	154,072
Provision for inventory obsolescence	15,280	153,625	15,280	153,625
Total cost of revenue	243,916	437,118	153,255	307,697

Gross profit	675,141	764,976	432,378	608,251

Operating expenses:
Selling expenses	18,916	987	8,721	987
General and administrative expenses	762,888	663,518	377,407	292,120
Stock-based compensation	99,260	-	99,260	-

Total operating expenses	881,064	664,505	485,388	293,107

Income (Loss) from operations	(205,923)	100,471	(53,010)	315,144

Other income (expense):
Interest expense	(21,250)	(48,554)	(15,749)	(33,828)
Interest income	242	110	115	46
Equity in loss of unconsolidated investees	(99,775)	(148,508)	(52,352)	(148,508)
Other income (expense), net	335	51,445	(168)	(2)

Total other income (loss), net	(120,448)	(145,507)	(68,154)	(182,292)

Loss before income tax provision	(326,371)	(45,036)	(121,164)	132,852

Income tax provision	2,446	-	2,446	-

Net loss	$(328,817)	$(45,036)	$(123,610)	$132,852

Comprehensive loss statement:
Net income (loss)	$(328,817)	$(45,036)	$(123,610)	$132,852
Foreign currency translation loss	(1,055)	(2,201)	527	3,208

Total comprehensive loss	$(329,872)	$(47,237)	$(123,083)	$136,060
Net Income (Loss) Per Common Share:
Basic	$(0.02)	$(0.00)	$(0.01)	0.01
Diluted	(0.02)	(0.00)	(0.01)	0.01
Weighted Average Common Shares Outstanding:
Basic	17,595,062	15,927,562	17,595,062	15,927,562
Diluted	17,595,062	15,927,562	17,595,062	17,338,446

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

Six Months Ended June 30,	2014	2013

Cash flows from operating activities:
Net Income (loss)	$(328,817)	$(45,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	390	-
Allowance for doubtful accounts	(7,632)	13,468
Allowance for obsolete inventory	(243,564)	62,727
Equity in loss of unconsolidated investee	99,775	148,508
Stock-based compensation	99,260	-
Changes in assets and liabilities:
Accounts receivable	(227,885)	(116,489)
Other receivable	(46,052)	139,513
Inventories	214,560	130,930
Advance to suppliers	10,630	(7,849)
Prepaid expenses and other current assets	(4,363)	-
Restricted cash	(208)	300
Accounts payable	(42,472)	(56,646)
Deferred compensation	25,800	38,700
Accrued expenses and other current liabilities	25,393	(42,921)

Net cash provided (used) by operating activities	(425,185)	265,205

Cash flows from investing activities:
Purchase of property and equipment	(1,979)	(1,595)
Purchase of long-term investment	-	(320,105)

Net cash used by investing activities	(1,979)	(321,700)

Cash flows from financing activities:

Proceeds from convertible debenture	-	96,962

Net cash provided by financing activities	-	96,962

Effect of exchange rate changes on cash and cash equivalents	562	(4,385)

Net increase (decrease) in cash	(426,602)	36,082

Cash and cash equivalents – beginning of period	893,183	124,112

Cash and cash equivalents – end of period	$466,581	$160,194

Supplemental disclosure of cash flows information
Cash paid during the period for:
Income taxes	$7,838	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

1.	NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Teletronics International, Inc. and its wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., LTD. (collectively referred as “the Company”).

The nature of operations is as follows:

●	Teletronics International, Inc. was incorporated under the laws of the State of Delaware in 1986. The Company’s primary business activity is the design, development and manufacture of a complete line of products and solutions for high-speed wireless broadband systems, including RF amplifiers, up/down frequency converters, antennas, wireless network bridges and routers. The Company provides its equipment and services primarily to Internet Service Providers (ISPs) and the broadband wireless industry.

●	Teletronics (Beijing) Science & Technology Co., LTD. is a wholly owned subsidiary of Teletronics International, Inc. and was set up on March 21, 2012 under the laws of the People’s Republic of China (PRC). Its primary function is to provide integration solutions, technical consulting, and training for in-house developed products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Teletronics International, Inc. and its subsidiary. All significant intercompany transactions and balances were eliminated in consolidation.

Equity investment in which the Company exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. Under this method, the Company increase (decrease) the carrying value of the Company’s investment by the proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments to provide financial support include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a consistent past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. The Company’s share of its equity method investee earning or loss is included in consolidated statements of operations and comprehensive loss. Where the Company transacts with its equity investment, unrealized profits and losses are eliminated to the extent of the Company’s interest in the investment. Balances outstanding between the Company and equity accounted investment in which it has an interest are not eliminated in the unaudited consolidated balance sheet.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Segment Information

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on how the company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the six months ended June 30, 2014 and 2013, the Company operated in two reportable business segments: (1) Teletronics (Beijing) Science & Technology Co., Ltd., the operations of which are located in the PRC. All revenues are derived from customers in the PRC. All of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the USA. The Company’s reportable segments are segregated based on geographical locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Information with respect to these reportable business segments for the six months and three months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Revenue	$919,057	$1,202,094	$585,633	$915,948
USA	482,690	630,985	363,999	347,363
PRC	436,367	571,109	221,634	568,585

Cost of revenue	$243,916	$437,118	153,255	307,697
USA	177,713	335,721	124,743	206,401
PRC	66,203	101,397	28,512	101,296

Net income (loss)	$(328,817)	$(45,036)	(123,610)	132,852
USA	(491,709)	(312,239)	(177,869)	(151,220)
PRC	162,892	267,203	54,259	284,072

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

Revenues derived from USA and PRC segment were in approximate amount $483 thousand and $436 thousand for the six months ended June 30, 2014, respectively. The majority revenue of PRC consisted of technical and training from general, wireless, project-based services, and yearly licensing that were provided to its 20% unconsolidated investee. The majority revenue of USA segment consisted of wireless technology systems through normal distribution.

Revenue Recognition

Revenue from sales of products to customers is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred or the services have been performed, (3) the selling price is fixed or determinable, and (4) collectability of the resulting receivable is reasonably assured, net of returns, trade discounts and allowances.

Product revenue is generated predominantly from the sales of various types of microelectronic products. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

Service revenue is recognized when specific milestones are reached or as service is provided if there are no discernible milestones.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $3,025 and $3,050 for the six-month ended June 30, 2014 and 2013.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All corresponding shipping and handling costs are classified as cost of revenue and amounted to $41,300 and $12,974 for the six-month ended June 30, 2014 and 2013.

Cost of Revenue

The cost of revenue includes all costs of purchase, costs of conversion, as well as shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are expensed as incurred. Costs include payroll, employee benefits, supplies, and overhead costs associated with research and development activities. Research and development expenses incurred for the six-month ended June 30, 2014 and 2013 amounted to $3,783 and $6,290.

Product Warranties

The warranty costs may be incurred to remedy deficiencies of quality or performance of the products generally ranging up to one year from the date of sales. Historically these costs have not been significant and the Company has not provided for them. The Company periodically reviews the extent of these costs, and will provide for such amounts should they become significant.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Restricted Cash

The Company had $200,055 and $199,847 of restricted cash which was classified as a non-current asset at June 30, 2014 and December 31, 2013. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc. The restrictions expire when related obligations are fulfilled. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in a certificate of deposit. Income from these investments is paid to the Company.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. Trade receivables are written off when deemed uncollectible.

Inventories

The Company’s inventories are stated at lower-of-cost-or-market value. Cost is determined using the weighted-average method. The Company periodically reviews the market price to write down the inventory cost. The Company recorded $225,581 and $469,082 of inventory valuation reserve for obsolescence and LCM inventory adjustments as of June 30, 2014 and December 31, 2013.

Investments

Debt securities which the Company has the positive intent and ability to hold to maturity are reported as held-to-maturity securities. Securities in this category are stated at cost, adjusted for amortization of premiums and accretion of discounts over their remaining lives. Trading account securities are stated at fair value with unrealized gains and losses included in income. Securities not classified as either held-to-maturity or trading account securities are classified as available-for-sale securities and are reported at fair value. Realized gains and losses on the disposition of securities and declines in value judged to be other than temporary are computed using the average cost method and included in income.

Other investments include equity securities that are not publicly traded. These investments are recorded at cost. A decline in the value of other investments below cost that is deemed to be other than temporary is charged to earnings, resulting in a new cost basis for that investment.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Research and development equipment	5-7 years
Machinery and equipment	5-7 years
Furniture and fixtures	7 years
Vehicles	5 years

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company is required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “Financial Instruments”. As of June 30, 2014 and December 31, 2013, the Company believes that the carrying value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, accrued expenses, and convertible debentures approximate fair value due to the short maturity of theses financial instruments and are based on quoted price in active markets (inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date).

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of June 30, 2014 and December 31, 2013, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Income Taxes

The Company accounts for income taxes under ASC topic 740, Income Taxes, ASC topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Valuation allowance are recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

The Company maintains its cash balances at various banks in the U.S. The standard insurance amount is $250,000 per depositors under the Federal Deposit Insurance Corporation (FDIC)’s general deposit insurance rules. At June 30, 2014 and December 31, 2013, uninsured cash balances in any domestic U.S. financial institution were $0 and $133,840.

Net Income (Loss) per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the six months ended June 30, 2014 and 2013, the numbers of basic and diluted shares of common stock are the same since any effect from outstanding convertible debentures and stock options would be anti-dilutive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted income per common share:

	Six Months ended June 30,		Three Months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(328,817)	$(45,036)	$(123,610)	$132,852

Weighted-average shares of common stock outstanding
Basic	17,595,062	15,927,562	17,595,062	15,927,562
Dilutive effect of stock options, convertible debentures and interest payable	-	-	-	1,410,884
Diluted	17,595,062	15,927,562	17,595,062	17,338,446

Earnings per share
Basic	$(0.02)	$(0.00)	$(0.01)	$0.01
Diluted	$(0.02)	$(0.00)	$(0.01)	$0.01

Comprehensive Income (Loss)

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the six-month ended June 30, 2014 and 2013 included net income (loss) and income (loss) from foreign currency translation.

Related Party Transactions

FASB ASC Topic 850, “Related Party Disclosures” provides disclosure requirements for related party transactions and certain common control relationships. A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiary is RMB (¥). Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

June 30, 2014	Average Rate for the six months	Exchange Rate at six-month end
RMB (¥)	RMB 6.14411	RMB 6.1577
United States dollar ($)	$1.00	$1.00

December 31, 2013	Average Rate for the year	Exchange Rate at year end
RMB (¥)	RMB 6.19817	RMB 6.114
United States dollar ($)	$1.00	$1.00

June 30, 2013	Average Rate for the six months	Exchange Rate at six-month end
RMB (¥)	RMB 6.24794	RMB 6.1882
United States dollar ($)	$1.00	$1.00

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials	$267,428	$356,071
Work-in-progress	10,785	13,738
Finished goods	475,649	598,613
Total inventories	753,862	968,422
Less – provision for obsolescence	(225,518)	(469,082)

Total inventories, net	$528,344	$499,340

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Research and development equipment	$58,670	$58,670
Machinery and equipment	60,027	60,027
Furniture and fixtures	23,715	21,755
Vehicles	30,340	30,340
Total property and equipment	172,752	170,792
Less – accumulated depreciation	(169,764)	(169,381)

Total property and equipment, net	$2,988	$1,411

Depreciation expense for the six-month ended June 30, 2014 and 2013 was $390 and $0.

6.	LONG-TERM INVESTMENT

The Company had the following long-term investment accounted under the equity method as of June 30, 2014 and December 31, 2013:

Type	Equity Investee	Equity Investment Ownership	Profit rate of distribution

Equity	Xun Yun Tian Technologies (Zhejiang)	20%	20%

Equity investment in affiliate as of June 30, 2014 and December 31, 2013 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2013	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis June 30, 2014

Equity	Xun Yun Tian Technologies (Zhejiang), PRC	100,266	-	(99,775)	(491)	-

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2012	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis December 31, 2013
Equity	Xun Yun Tian Technologies (Zhejiang), PRC	-	322,676	(223,771)	1,361	100,266

The Company has a 20% ownership interest in Xun Yun Tian Technologies. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During six-month ended June 30, 2014, the Company evaluated this equity investment and concluded that this is still an equity investment and correctly accounted for. As of June 30, 2014, the net loss of the investee reduces the equity-method investment carrying amount to zero.

The following presents unaudited summary financial information for Xun Yun Tian Technologies for six months ended June 30, 2014. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial statements of the Company.

Xun Yun Tian Technologies (Zhejiang)
Six Months ended June 30,	2014
Net sales	4,119
Cost of goods sold	766
Gross profit	3,353
Operating expense	529,753
Loss from operations	526,400
Other expense	33
Net loss	526,433

7.	DEFERRED COMPENSATION

Deferred compensation represented the unpaid compensation due to the Company’s CEO, Mr. Fang. As of December 31, 2012, the Company had ending balances of deferred compensation in the amount of $823,313 and related interest of $183,804 accrued at annual interest of 4%. For the year of 2013, the Company had accrued additional yearly deferred compensation in amount of $78,300 along with interest of $34,626 and only made interest payment of $20,000. In December 2013, the CEO had decided to cancel partial of deferred compensation in the amount of $400,000 along with related accrued interest of $163,804. As a result of forgiveness of compensation and interest, an amount of $563,804 was credited to the Company’s additional paid in capital account. At December 31, 2013, the Company had remaining outstanding balance of $501,613 as deferred compensation along with related accrued interest of $34,626. The Company had accrued additional quarterly deferred compensation and interest in amount of $25,800 and $10,247 for the six months ended June 30, 2014; therefore, the balance of deferred compensation as of June 30, 2014 was $527,413 and related interest of $44,873.

The following are the schedule of the deferred compensation along with accrued interest.

Description	Deferred compensation	Accrued related interest (Annual interest rate %)	Total
As of December 31, 2012	$823,313	$183,804	$1,007,117
2013 accrual	78,300	34,626	112,926
2013 payment	-	(20,000)	(20,000)
Forgiveness of compensation and interest	(400,000)	(163,804)	(563,804)
As of December 31, 2013	$501,613	$34,626	$536,239
2014 six months accrual	38,400	10,247	48,647
2014 six months payment	(12,600)	-	(12,600)
2014 six months total accrual	25,800	10,247	36,047
As of June 30, 2014	$527,413	$44,873	$572,286

8.	CONVERTIBLE DEBENTURES

On May 15, 2006, the Company entered into 9% convertible debentures due on June 30, 2010 in an aggregate principal amount of $2,350,000 to qualified buyers. Under the agreement, the Company may redeem some or the entire outstanding amount at any time or from time to time at a redemption price of 100% of the outstanding amount, plus accrued and unpaid interest up to but not including the date of redemption, payable in cash.

Subsequently, the Company and debenture holders agreed to lower the interest rate to 4.5% effective on June 30, 2008 and agreed for the debenture to be paid when the Company has sufficient fund. The debentures are convertible into the Company’s common stock at an initial conversion price of $1.00 per share prior to full repayment. As of December 31, 2008, $1,650,000 worth of the debentures has been issued and available to be converted into the Company’s common shares.

During the period from 2009 to 2011, the Company made payment of $341,000 towards the outstanding debenture balance. As of December 31, 2011, $1,309,000 worth of the debentures were outstanding and available to be converted into the Company’s common shares. The Company didn’t make payment during the year of 2012; therefore, the balance of the debenture as of December 31, 2012 was $1,309,000.

In December 2013, the Company entered into an agreement with a debenture holder whereby the Company issued 817,500 shares of common stock in consideration of the cancellation of the convertible debenture owned to the debenture holder in the amount of $750,000 and $67,500 of principal and related accrued interest, respectively.

During 2013, the Company made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of conversion and payments, the Company had an unchanged debenture balance of $489,000 at December 31, 2013 and June 30, 2014.

The Company had entered into negotiations with the debenture holders (“holders”) on January 1, 2014. The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances and payments every December 31st for the next four years of $80,000, $100,000, $129,000 and $180,000, respectively, to be allocated pro rata between the Investors.

9.	STOCKHOLDERS’ EQUITY

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock.

10.	STOCK-BASED COMPENSATION

On April 15, 2014, the Company entered into a stock option agreement with the CEO of the Company, Mr. Fang. Under the terms of the stock option agreement, the Company granted the options to Mr. Fang to purchase 1,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option has a term of five years and expires on May 1, 2019. The options will vest in two installments promulgated over a five-year period beginning on April 15, 2014, at the time when Dickson Fang, as the CEO, has achieved the performance (1.) the Company becomes a Form-10 reporting public Company, at which 1,100,000 shares become vesting, and (2.) the Company becomes a public traded Company, at which time 400,000 shares become vesting.

The Company plans to measure and recognize the compensation expense for the estimated fair value of stock option for its CEO based on the grant-date fair value. For option that is based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period. In order to calculate the Company’s stock option’s fair value and associated compensation cost for share-based compensation, the Company utilizes the Black-Scholes option pricing model, and the Company has developed estimates of various inputs including expected term, expected volatility and risk-free interest rate.

Key assumption

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of its common stock, the expected term of the option, risk-free interest rates and the expected dividend yield of its common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, its stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Fair value of our common stock—

Because the Company’s stock was not publicly traded prior to its initial public offering, the fair value of the common stock underlying its stock option was determined by its board of directors on grant date. The assumptions the Company used in the valuation model are highly complex and subjective. The Company base its assumptions on future expectations combined with management judgment. In the absence of a public trading market, its board of directors exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of its common stock as of the date of the option grant. These judgments and factors will not be necessary to determine the fair value of new awards once the underlying shares begin trading. For now the Company includes the following factors:

●	Financial metrics, including but not limited to, its results of operations and history of losses;

●	lack of marketability of its common stock;

●	current business conditions and projections;

●	the hiring of key personnel;

●	the introduction of new products;

●	the fact that the option grants involve illiquid securities in a private company;

●	the risks inherent in the development and expansion of its products and services; and

●	the likelihood of achieving a liquidity event, such as an initial public offering or sales of its company, giving prevailing market conditions.

Expected volatility—

As the Company do not have a significant trading history for its common stock, the expected stock price volatility for its common stock was estimated by taking the historic price volatility for industry peer based on daily price observations for common stock values over one year prior to its stock option granted. The Company did not rely on implies volatility of traded option in its industry peer’s common stock because the volume of activity was relatively high. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own common stock share price becomes available.

Expected term—

The expected term represents the period that the stock-based compensation is expected to be outstanding, which is the period from the grant date to the expected exercise date. The Company estimated the expected exercise date based on the date its CEO expects to exercise the stock-based compensation.

Risk-free interest rate—

The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the option.

Dividend yield—

The Company have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, it used an expected dividend yield of zero.

10.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the assumptions relating to the Company’s stock options:

Six-month ending June 30,	2014
Expected life (in years)	2.5 years
Volatility	28.31%
Dividend yield	0.00%
Risk-free interest rate	0.50%

The fair market value of the stock option is $259,357. The grant date fair value per share of stock option is $0.17. Stock-based compensation expense for six-month ended June 30, 2014 is $99,260. The remaining unrecognized cost is expected to amortize on a straight-line basis over a period of approximately one year as of June 30, 2014.

A summary of option transactions during the six-month ended June 30, 2014 is as follows:

	Number		Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Option	Price	(months)	Value
Outstanding at January 1, 2014	-	$-	-	$-
Nonvested as of January 1, 2014	-	-	-	-
Exercisable as of January 1,2014	-	-	-	-
Granted	1,100,000	1.00	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding at June 30, 2014	1,100,000	$1.00	58	$-
Nonvested as of June 30, 2014	1,100,000	$1.00	58	$-
Exercisable as of June 30, 2014	-	$-	-	$-

11.	DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are least at 21 years of age and have completed nine consecutive months of service. The Company may make matching and profit sharing contributions to the 401(k) plan. Company contributions vest ratably over a six-year period beginning after the second year of service. The Company did not make any matching or profit sharing contributions to the plan for the six-month ended June 30, 2014 and the year ended December 31, 2013.

12.	INCOME TAXES

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six-month ended June 30, 2014 and 2013:

Six-month ended June 30,	2014	2013

US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Tax exemption and reduction	(26)%	(25)%
Total provision for income taxes	(1)%	-%

The provision for income taxes is comprised of the following:

June 30,	2014	2013

Current:
USA	$-	$-
PRC	2,446	-
Deferred:
USA	-	-
PRC	-	-
Total provision for income taxes	$2,446	$-

12.	INCOME TAXES (continued)

The Company’s subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., is incorporated in the PRC and is subject to PRC’s Unified Enterprise Income Tax Law (“EIT”). For the six-month ended June 30, 2014 and 2013, the Company’s subsidiary recorded income tax expense of $2,446 and $0, respectively.

The components of the net deferred tax assets are as follows:

	June 30, 2014	December 31, 2013

Current:
Allowance for bad debt	$2,243	$6,107
Inventory reserve	159,488	159,488
Current deferred tax assets	161,731	165,595
Less valuation allowance	(161,731)	(165,595)
Current net deferred tax assets	-	-

Non-current:
Net operating loss carry-forwards	4,026,111	4,026,111
Non-current deferred tax assets	4,026,111	4,026,111
Less valuation allowance	(4,026,111)	(4,026,111)
Non-current net deferred tax assets	-	-

Net deferred tax asset	$-	$-

The Federal and State net operating losses carry-forward are approximately $12,000,000 for the six months ended June 30, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively.

The Company has recorded a valuation allowance against all of the realization of its net deferred tax assets at June 30, 2014 and 2013. The valuation allowance is based on management’s estimates and analyses, which include the impact of tax laws which may limit the Company’s ability to utilize its net deferred tax assets.

13.	RELATED–PARTY TRANSACTIONS

On April 10, 2013, the Company entered into a service agreement with its 20% unconsolidated investee, Xun Yun Tian Technologies (Zhejiang). Services provided by the Company include (1.) monthly recurring management services for providing technology, business team formation and training, initial contract solicitation to potential customers, in order to create business opportunities and transactional contracts for RMB 120,000 per month, (2.) non-recurring technical labor service for transferring high-end wireless technology and achieving business contracts which would allow Xun Yun Tian Technologies secure leading wireless technology position in PRC for RMB 1,000,000 every four months. The agreement will expire in October, 2014. As of June 30, 2014, the Company had provided and received service revenue from the investee in an aggregated amount of $404,011, which had been realized and earned for the six-month ended June 30, 2014. Simultaneously, the 20% equity investee, Xun Yun Tian Technologies, had paid and recognized the related R&D expense in amount of RMB 2,470,000 or $402,011 after considering exchange rate of 6.14411. According to ASC 323-10-35-7, intra-company profits and losses shall be eliminated until realized by investor or investee as if the investee were consolidated. Since the amount of revenue and expense had been realized, the Company would not eliminate either profits or losses or assets based on the criteria.

14.	COMMITMENTS

The Company entered into an operating lease for its office and warehouse facilities in Rockville, MD. The lease expired in July 2014. The total rent paid for the six-month ended June 30, 2014 and 2013 were $221,100 and $195,706, respectively.

On April 22, 2014, the Company entered into a new lease agreement with Saul Holdings Limited Partnership for its new office. The term of the lease commence on the date hereof and end 76 months after the rent commence date. The rent commence date shall be August 1, 2014 or the date the Company actually commence beneficial occupancy, whichever is earlier. The annual rent is $84,000 plus annual operating cost of $44,000, which leads the Company’s rental payment to $128,000 per annum

The following is a schedule of non-cancellable future approximate minimum lease payments required under the operating lease.

Years ending December 31,	Amount

2014	88,719
2015	128,000
2016	128,000
2017	128,000
2018	128,000
Thereafter	256,000

Total	$856,719

15.	SUBSEQUENT EVENTS

In May 2009, the FASB issued new accounting guidance on subsequent events. The new accounting guidance requires that management evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued and determines the circumstances under which such events or transactions must be recognized in the financial statements.

On August 10, 2014, the Company’s board of director decided to sell its 0.1% ownership of Xun Yun Tian Technologies in an amount of RMB 20,000 to a third party. As result of the transaction, the Company would discontinue use of the equity method to account for investment of Xun Yun Tian Technologies (Zhejiang).

On October 30, 2014, the Company’s wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., entered into an agreement with the shareholders of Shanghai WWT IOT Technology, Ltd. to transfer 100% interest owned in Shanghai WWT IOT Technology, Ltd. to Teletronics (Beijing) Science & Technology Co., Ltd. As result of the transaction, Teletronics (Beijing) would acquire 100% ownership of Shanghai WWT IOT Technology, Ltd. as its 100% wholly owned subsidiary.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The following narrative is an analysis of the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our Form 10 filed on July 6, 2014.

Overview

Teletronics designs, develops and manufactures a complete line of products and solutions for high speed wireless broadband systems, including antennas, RF amplifiers, up/down frequency converters, application servers, bridges, access points, routers and gateways. Teletronics’ technical team also provides on-site turn-key solutions for wireless broadband data, voice, video, and network applications around the world.

Since 1986, Teletronics has been one of the first in developing cost-effective products and solutions for the ever-evolving broadband wireless industry. Teletronics continues to focus on innovation and is committed to providing its commercial and military customers with the best possible equipment and solutions. Teletronics’ goal is to become a leading total solution provider of high capacity broadband wireless data, voice and video solutions to private business enterprises and public access providers.

Teletronics provides short-distance indoor and long-distance outdoor, fixed and mobile wireless connectivity to network nodes for data, voice and video transmissions. Teletronics strives to pursue this goal based on its technological expertise, manufacturing excellence, cost-effective products, extensive marketing channels and reliable customer support. Over the years, Teletronics has devoted a significant amount of effort in its research and development (R&D), and its products reflect the uniqueness of Teletronics’ core technologies, which include radio transmission, network hardware/software architecture, digital signal processing, and audio/video distributions.

A reliable and marketable wireless system requires the 3C dimensions: Communications, Computer and Consumers, each of which as a limited life-cycle. As a 20-year old continuously-growing wireless broadband products and solution company, Teletronics regularly produces new products driven by the 3Cs to keep up with ever-changing technology. Our products have broadband and multi-frequency appeal (1st C), they employ high-speed digital processors on a generic Linux platform (2nd C), and are designed and manufactured for robust and low-cost delivery (3rd C). Under its registered trademarks of “EZLoop” and “EZPlateform”, Teletronics’ wireless broadband systems display 3 unique characteristics: (1). Long transmission distance, typically 15 miles for line-of-sight path; (2). Broad bandwidth for high-speed throughput data, 20MB per channel can be achieved in normal circumstances; and (3). Access gateways for efficient QoS (Quality of Service) and traffic control. Teletronics Smart Amplifiers are uniquely designed for maintaining fixed radiation power up to the antenna feed point irrespective of losses from feeding cables. Teletronics is the only patent holder for Automatic Gain Control (AGC) technology. The patent on the AGC amplifiers undera U.S. Pat. No. 6,681,100 covers all bi-directional amplifier with AGC in 900 MHz, 2.4 GHz, and 5.8 GHz frequencies. While designing our Wireless Router and EZBridge, we carefully selected industrial-grade, top-quality components to withstand outdoor temperature variations. Along with the all-metal NEMA4/IP66 rated enclosure, these units are perfect for wide-scale, outdoor wireless broadband deployments.

As the world’s leading designer/manufacturer of Up/Down Converters (UDC), we have the experience and capability to convert amplifiers from one frequency to the other. We match our converter with proprietary radios and guarantee the transmission data-rate. All UDCs work for OFDM at high rates. Teletronics’ UDCs allow customers to operate low-cost and popular 2.4GHz broadband radios at propriety frequencies, including 900MHz (near line of site or NLOS), 1.8GHz (special applications), 2.5GHz (military), 4.4GHz (defense), 4.9GHz (public safety band, including Homeland Security) and 5.3GHz (NII).

On March 21, 2012, we established a wholly owned subsidiary in Beijing, Teletronics (Beijing) Science & Technology Co., Ltd. Through this Beijing subsidiary, Teletronics is collaborating with a sales-oriented company in Zhejiang Province to promote the city-wide security surveillance business, in which Teletronics intends to provide the back-bone technological support. The provisioning of security surveillance involves system integration, real-time monitoring, data archiving, target tracking and early warnings for stationary as well as moving objects. In April 2013, our Beijing subsidiary invested RMB 2 million into Xun Yun Tian Technologies (Zhejiang) for 20% of ownership of Xun Yun Tian.

On April 10, 2013, we entered into a service agreement with its 20% unconsolidated investee, Xun Yun Tian Technologies (Zhejiang). Services provided by Teletronics include 1) monthly recurring management services for providing technology, business team formation and training, initial contract solicitation to potential customers to create business opportunities and transactional contracts for RMB 120,000 per month; 2) non-recurring technical service for transferring high-end wireless technology and achieving business contracts, which help Xun Yun Tian Technologies to solidify its leading wireless technology position in PRC for RMB 1,000,000 every four months. The agreement will expire in October, 2014.

On October 30, 2014, we announced that we had concluded the acquisition of Shanghai WWT IOT Technology Co. Ltd., a leading Internet of Things (IOT) technology provider in China. Since 2009, Teletronics and WWT IOT have been strategic alliance partners, and their first collaboration was to establish a full-coverage underground wireless broadband system for one of the largest gold mines in China (Shangdong Gold). They successfully established the comprehensive voice, data and personnel/vehicle/equipment location identification from the surface to 630 meters underground, which was the pioneer in the mining industry at that time.

Upon acquiring WWT IOT, we can use our EZP-Plus long-range wireless routers to support WWT’s specialized Zigbee systems to establish no-fiber-but-wireless applications. Our major industrial market segments include: 1) mining -- ramp-to-ramp automatic traffic coordination in demanding physical environments; 2) correctional facilities -- full-coverage precision location identification and security surveillance for individuals among crowds; 3) nursing homes -- remotely monitored nursing services supported by real time data via embedded or wrist sensors.

“We are one of the few companies that are capable of providing a complete solution for industries with complex technology, regulatory, and infrastructure requirements. The WWT acquisition solidifies our footing in the huge China market and beyond.” Quoted from Our President and CEO, Dr. Dickson Fang.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and six months ended June 30, 2014 and 2013. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Results of Operations for the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
			$ Change	% Change			$ Change	% Change
Revenues
Net sales	$365,988	$676,793	$(310,805)	-46%	$515,046	$962,939	$(447,893)	-47%
Net sales-related party	219,645	239,155	(19,510)	-8%	404,011	239,155	164,856	69%
Total revenue	585,633	915,948	(330,315)	-36%	919,057	1.202,094	(283,037)	-24%
Cost of sales	137,975	154,072	(16,097)	-10%	228,636	283,493	(54,857)	-19%
Provision for inventory obsolescence	15,280	153,625	(138,345)	-90%	15,280	153,625	(138,345)	-90%
Total cost of sales	153,255	307,697			243,916	437,118
Gross Profit	432,378	608,251	(175,873)	-29%	675,141	764,976	(89,835)	-12%
Percentage of net revenue	74%	66%			73%	64%
Operating expenses
Selling expenses	8,721	987	7,734		18,916	987	17,929
General and administrative expenses	377,407	292,120	85,287	29%	762,888	663,518	99,370	15%
Stock-based compensation	99,260	-	99,260		99,260	-	99,260
Total operating expenses	485,388	293,107	192,281	66%	881,064	664,505	216,559	33%
Operating income (loss)	(53,010)	315,144	(368,154)	-117%	(205,923)	100,471	(306,394)	-305%
Percentage of net revenues	-9%	34%			-22%	8%
Other income (expense)
Interest expense	(15,749)	(33,828)	18,079	-53%	(21,250)	(48,554)	27,304	-56%
Interest income	115	46	69	150%	242	110	132	120%
Equity in loss of unconsolidated invested	(52,352)	(148,508)	96,156		(99,775)	(148,508)	48,733
Other income (expense), net	(168)	(2)	(166)		335	51,445	(51,110)
Total other income (loss), net	(68,154)	(182,292)	114,138	-63%	(120,448)	(145,507)	25,059	-17%
Income (Loss) before income tax provision	(121,164)	132,852	(254,016)		(326,371)	(45,036)	(281,335)
Income tax provision	2,446	-	2,446		2,446	-	2,446
Net income (low)	(123,610)	132,852	(256,462)		(328,817)	(45,036)	(283,781)

Revenues

The decrease in net sales for the three months ended June 30, 2014 as compared to the corresponding prior year periods was primarily attributable to 5% increase in U.S. sales, which was offset by 61% decrease in China sales. During the three months ended June 30, 2014, the sales in the U.S. comprised 62% of total net sales, and the sales in China comprised 38% of total net sales. Comparing to the three months ended June 30, 2013, the sales in the U.S. comprised 38% of total net sales, and the sales in China comprised 62% of total net sales.

The decrease in net sales for the six months ended June 30, 2014 as compared to the corresponding prior year periods was primarily attributable to 24% decrease in both U.S. sales and China sales. During the six months ended June 30, 2014, the sales in the U.S. comprised 53% of total net sales, and the sales in China comprised 47% of total net sales. Comparing to the six months ended June 30, 2013, the sales in the U.S. comprised 52% of total net sales, and the sales in China comprised 48% of total net sales.

Our sales primarily derived from two revenue streams: product sales and solution sales. Most product sales are through distributors and/or vendors, while end users often purchase our products through Internet or simply walking in by pay and pick up. There are three dedicated salesmen, speaking English, French, Spanish and Arabic. Each distributor has his/her assigned territory covering a defined part of North America, South America, China, Middle East, South Pacific Islands, Australia and Africa. Generally our sales are surrounded by its flag-ship products of EZPlatform and TT, both are approaching their retirement age. We launched one of our new replacements, EZMimo in April 2014, and the other new replacement, EZPlatform was launched in June 2014. We have confidence that the replacements will revive the slowly sagging sales of products in recent years. Solution sales are promoted directly from the high level staff of the Company. It involves strategic alliance and system to subsystem level collaborations. Typical subjects involve street lights, surveillance cameras, underground mining, location identifying, distant learning, entrance and gateway controls and tolling, etc. As these businesses are local, and projects are unique in usage with levels of entry barriers that may take a long time to cultivate. In this regard, personal connections are very helpful. Because of the background of our upper management, we have decided to target Chinese market to sell our principal solution over the next 2 to 3 years starting in the summer of 2014.

Revenues by Geographic Region

During the three and six months ended June 30, 2014, compared to the same periods in 2013, we operated under two business segments, which are segregated by geographical locations: (1) Teletronics (Beijing) Science & Technology Co., Ltd., the operations of which are located in the Peoples’ Republic of China (PRC). All revenues are derived from customers in the PRC, and all of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the United States. The following are our revenues, cost of sales and gross profits by geographic regions for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States	$363,999	62%	$347,363	38%	$482,690	53%	$630,985	52%
China	221,634	38%	568,585	62%	436,367	47%	571,109	48%
Total Revenue	585,633	100%	915,948	100%	919,057	100%	1,202,094	100%

United States	124,743	34%	206,401	59%	177,713	37%	335,721	53%
China	28,512	13%	101,296	18%	66,203	15%	101,397	18%
Total Cost of sales	153,255	26%	307,697	34%	243,916	27%	437,118	36%

United States	239,256	66%	140,962	41%	304,977	63%	295,264	47%
China	193,122	87%	467,289	82%	370,164	85%	469,712	82%
Total Gross profit	432,378	74%	608,251	66%	675,141	73%	764,976	64%

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Revenues in the United States increased $17 thousand, or 5%, from $347 thousand in the three months ended June 30, 2013 to $364 thousand in the three months ended June 30, 2014, and the increase mainly attributes to the launch of two new products in the second quarter. We launched EZMimo in April 2014 and EZPlatform in June 2014.

In 2013, we performed nonrecurring consulting services for a third party in China, and received RMB 2 million, which was about USD 320 thousand, as the service fee in April 2013. As a result, the revenue in China during the three months ended June 30, 2013 was $347 thousand higher than the same period in 2014. Excluding the one-time service fee of $320 thousand, revenue in China decreased $27 thousand, or 11%, from $249 thousand ($569k-$320k) in the three months ended June 30, 2013 to $222 thousand in the three months ended June 30, 2014. The decrease primarily attributes to refocus our Beijing office as the center of our tech supports and customer services. Therefore, the sales of the products at Beijing location declined during the second quarter of 2014.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Revenues in the United States decreased $148 thousand, or 24%, from $631 thousand in the six months ended June 30, 2013 to $483 thousand in the six months ended June 30, 2014. The decrease mainly attributes to worldwide economic slowdown on broadband wireless sales.

Revenues in China, excluding the one-time service fee of $320 thousand in April 2013, increased $185 thousand, or 74%, from $251 thousand ($571k-$320k) in the six months ended June 30, 2013 to $436 thousand in the six months ended June 30, 2014. The increase primarily due to we entered a service agreement with Xun Yun Tian Technologies (Zhejiang) on April 10, 2013, and the agreement will expire in October 2014. Under the agreement, we provide 1) monthly recurring management services for technology, business team formation and training, initial contract solicitation to potential customers to create business opportunities and transactional contracts. We charge RMB 120,000 per month, which was about USD 20 thousand, for the monthly recurring management services. 2) Non-recurring technical service for transferring high-end wireless technology and achieving business contracts, which help Xun Yun Tian Technologies to secure the leading wireless technology position in China. We charge RMB 1,000,000 every four months, which was about USD 161 thousand every four months, and about USD 40 thousand every month. Therefore, the monthly service fee under this agreement is around $60 thousand.

Cost of Sales and Gross Margin

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Cost of sales decreased $16 thousand, or 10%, from $154 thousand in the three months ended June 30, 2013 to $138 thousand in the three months ended June 30, 2014. During the three months ended June 30, 2014, the decrease in cost of sales was primarily due to 36% decrease in revenues. Gross margin increased from 66% in the three months ended June 30, 2013 to 74% in the three months ended June 30, 2014. The increase in gross margins was primarily due to a $138 thousand decrease in the inventory provision, which results 50% decrease in total cost of sales.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Cost of sales decreased $16 thousand, or 19%, from $283 thousand in the six months ended June 30, 2013 to $229 thousand in the six months ended June 30, 2014. During the six months ended June 30, 2014, the decrease in cost of sales was primarily due to 24% decrease in revenues. Gross margin increased from 64% in the six months ended June 30, 2013 to 73% in the six months ended June 30, 2014. The increase in gross margins was primarily due to a $138 thousand decrease in the inventory provision, which results 44% decrease in total cost of sales.

Operating Expenses

Selling Expenses

Selling expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling expenses increased to $9 thousand and $19 thousand in the three and six months ended June 30, 2014, compared to $987 in the three and six months ended June 30, 2013. The increase was primarily due to our expansion towards Chinese market in 2014, and we start to promote our products and solutions in China, which increased more expenses related to travel, customer support and new account development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of the company. General and administrative expense increased by $85 thousand and $99 thousand during the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase was primarily due to rental increase in 2014 per the lease agreement, and higher legal and accounting fees in 2014 for preparing and filing Form 10 with SEC.

Stock-based Compensation

On April 15, 2014, we entered into a stock option agreement with the CEO of the Company, Dr. Fang. Under the terms of the stock option agreement, we granted the options to Mr. Fang to purchase 1,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option has a term of five years and expires on May 1, 2019. The Shares underlying the Option will vest in two installments promulgated over afive-year period beginning on the Date of Grant, at the time when Dickson Fang, as the CEO, has achieved the performance (i) the Company becomes a Form-10 reporting public Company, at which 1,100,000 shares become vesting, and (ii) the Company becomes a public traded Company, at which time 400,000 shares become vesting.

We use the Black-Scholes Option Pricing Model to determine the fair value of the stock option is $259,357, and the grant date fair value of the stock option is $0.17 per share. Stock-based compensation expense for six-month ended June 30, 2014 is $99,260, and the remaining unrecognized cost is expected to amortize on a straight-line basis over approximately one year from June 30, 2014.

Equity in Loss of Unconsolidated Investee

Equity in loss of unconsolidated investee derived from the investment loss in Xun Yun Tian Technologies (Zhejiang). In April 2013, Teletronics Beijing subsidiary invested RMB 2,000,000 to Xun Yun Tian Technologies (Zhejiang) in exchange of 20% of ownership of Xun Yun Tian. As a result, we had the long-term investment of 20% ownership accounted under the equity methods at the six months ended June 30, 2014. Equity investment in affiliate at the six months ended June 30, 2014 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basisas of December 31, 2013	Increase Share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net Loss	Foreign Currency Translation Adjustment	Ending Equity Investment Basis as of June 30, 2014

Equity	Xun Yun Tian Technologies (Zhejing), PRC	100,266	-	(99,775)	(491)	-

Provision for Income Taxes

The Federal and State net operating losses carry-forward are approximately $12,000,000 for the six months ended June 30, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively. Therefore, our US location recorded income tax expense of $0 in the six months ended June 30, 2014 and 2013. Our Beijing subsidiary is incorporated in Peoples’ Republic of China (PRC), and is subject to PRC’s Unified Enterprise Income Tax Law (EIT). At the six months ended June 30, 2014 and 2013, our Beijing subsidiary recorded income tax expenses of $2,446 and $0, respectively.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources:

	As of
	June 30, 2014	December 31, 2013	$ Change	% Change
Working capital	$752,309	$475,440	$276,869	58%
Cash and cash equivalents	$466,581	$893,183	$(426,602)	-48%
Long-term investments	-	100,266	(100,266)	-100%
Total cash, cash equivalents, and investments	1,218,890	1,468,889	(249,999)	-17%
Long-term debt	409,000	-	409,000
Net cash, cash equivalents, and investments	$809,890	$1,468,889	$(658,999)	-45%

The significant components of our working capital are cash and cash equivalents, accounts receivable, other receivables and inventories, reduced by accounts payable, accrued liabilities, deferred compensation and convertible debentures. Working capital increased by $277 thousand during the six months ended June 30, 2014. , primarily due to a decrease in current assets, primarily cash and cash equivalents, partially offset by increase in accounts receivable, and partially offset by reclassify $409 thousand convertible debentures from current liability to Long-term debt.

Summary of Cash Flows

As of June 30, 2014, our cash and cash equivalents decreased by $427 thousand primarily due to delay on collections and declivity on sales. The following table summarizes cash flows from our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net cash provided by (used in) operating activities	$(425,185)	$265,205	(690,390)	-260%
Net cash used in investing activities	(1,979)	(321,700)	319,721	-99%
Net cash provided by financing activities	-	96,962	(96,962)	-100%

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was approximately $425 thousand, an increase of approximately $690 thousand compared to the six months ended June 30, 2013. The increase in cash used in operating activities was mainly attributable to a $284 thousand increase in net loss, a $307 thousand decrease in allowance for obsolete inventory due to inventory cleanup for moving, a $99 thousand increase in stock-based compensation, a $111 thousand increase in accounts receivable due to delay on the collections from a few customers, a $186 thousand increase in other receivable due to increase in payments made to the third parties on behalf of our cooperated company, a $84 thousand decrease in inventory due to the sales declivity, a $68 thousand increase in accrued expenses and other current liabilities, and a $49 thousand decrease in equity in loss of unconsolidated investee.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $1,979. Net cash used in investing activities for the six months ended June 30, 2013 was $322 thousand. The change was mainly attributable to purchase of long-term investment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2014 was $0. Net cash provided by financing activities for the six months ended June 30, 2013 was $97 thousand. The change was mainly attributable to the proceeds from the convertible debentures.

Contractual Obligations

On May 15, 2006, we entered into 9% convertible debentures due on June 30, 2010 in an aggregate principal amount of $5,000,000 to qualified buyers. Under the agreement, we may redeem some or the entire outstanding amount at any time or from time to time at a redemption price of 100% of the outstanding amount, plus accrued and unpaid interest up to but not including the date of redemption, payable in cash. Subsequently, the Company and debenture holders agreed to lower the interest rate to 4.5% effective on June 30, 2008 and agreed for the debenture to be paid when we have sufficient fund. The debentures are convertible into the Company’s common stock at an initial conversion price of $1.00 per share prior to full repayment. As of December 31, 2008, $1,650,000 worth of the debentures has been issued and available to be converted into the Company’s common shares. During the period from 2009 to 2011, we made payment of $341,000 towards the outstanding debenture balance. As of December 31, 2011, $1,309,000 worth of the debentures was outstanding and available to be converted into our common shares. We didn’t make payment during the year of 2012, and the balance of the debenture as of December 31, 2012 was $1,309,000.

In December 2013, we entered into an agreement with a debenture holder whereby we issued 817,500 shares of common stock in consideration of the cancellation of the convertible debenture owned to the debenture holder in the amount of $750,000 and $67,500 of principal and related accrued interest, respectively. During 2013, we made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of the conversion and payments, we had a remaining debenture balance of $489,000 at June 30, 2014 and December 31, 2013.

On January 1, 2014, we entered negotiations with the debenture holders (“holders”). The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances, and the payments should be paid every December 31st for the next four years by $80,000, $100,000, $129,000 and $180,000, respectively, which should be allocated pro rata among the investors.

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Board of Directors approved a stock purchase agreement with Hong Kong Haohai Group Holdings Limited (HK Haohai Group), who agreed to purchase the Company’s stock up to a maximum of 1,700,000 shares. Within the agreement, the First Closing shall occur within 30-day period to allow the new investor arrange necessary investments to the Company. In addition, one or more Additional Closing may be scheduled and shall be held within 180 days from the completion date of First Closing, or 10 days before the Company completes its initial public listing. For the year ended December 31, 2013, the Company had issued and sold 850,000 shares of its common stock at $1.00 per share to HK Haohai Group in the amount of $850,000 (First Closing). Pursuant to the agreement and subject to the condition that the total investment under the agreement, exceeds $850,000, the Company agrees that it shall nominate one candidate from the new investor to be considered to become a Board of Director according to the Company’s bylaws and shall continue the nomination each year as long as HK Haohai Group maintains its investment holding percentages, relative to the total authorized share of 70,000,000. Further within the stock purchase agreement, upon total purchase exceeds one million shares, the Company will grant one share of stock option for every 2 shares of common stock purchased. The option price will remain as $1.00 per share. The stock option shall be exercisable at any time and no later than December 31, 2016 or the date of the initial public offering of the capital stock of the Company whichever is earlier. As of June 30, 2014, we did not grant stock option to the new investor.

We entered into an operating lease for our office and warehouse facilities in Rockville, MD. The lease will expire in July 2014. The total rent paid for the year ended December 31, 2013 and 2012 were $391,411 and $367,839, respectively. The schedule of non-cancellable future approximate minimum lease payments required under the operating lease will be $228,323 during fiscal year 2014.

On April 22, 2014, we entered into a new lease agreement with Saul Holdings Limited Partnership for our new office. The term of the lease shall commence on the date hereof and shall end 76 months after the rent commence date. The rent commence date shall be August 1, 2014 or the date the Company actually commence beneficial occupancy, whichever is earlier. The annual rent is $84,000 plus annual operating cost of $44,000, which leads the Company’s rental payment to $128,000 per annum.

On April 15, 2014, we entered into a stock option agreement with the CEO of the Company, Dr. Fang. Under the terms of the stock option agreement, we granted the options to Mr. Fang to purchase 1,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option has a term of five years and expires on May 1, 2019. The Shares underlying the Option will vest in two installments promulgated over afive-year period beginning on the Date of Grant, at the time when Dickson Fang, as the CEO, has achieved the performance (i) the Company becomes a Form-10 reporting public Company, at which 1,100,000 shares become vesting, and (ii) the Company becomes a public traded Company, at which time 400,000 shares become vesting.

On August 10, 2014, our board of director decided to sell Teletronics’ 0.1% ownership of Xun Yun Tian Technologies to a third party for RMB 20,000, which equals $3,243 (exchange rate on 8/10/2014 per www.oanda.com: 1 RMB = 0.16217 USD).

Critical Accounting Policies

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Off-balance Sheet Arrangements

Since our inception through June 30, 2014, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

As a “small reporting company” we are not required to provide this information pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30 2014 and 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “small reporting company” we are not required to provide this information pursuant to regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELETRONICS INTERNATIONAL, INC.

Date: November 20, 2014	/s/ Dickson Fang
Dickson Fang, CEO & President
(Principal Executive Officer)

Date: November 20, 2014	/s/ Dickson Fang
Dickson Fang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

