Form 10-Q
period 2014-09-30
Teletronics International, Inc.
filed 2014-12-12
CIK 1612624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-55247

TELETRONICS INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	52-1463621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at September 30, 2014 was 17,745,062.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

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

3

PART I.

Item 1. Financial Statements.

Teletronics International, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$573,963	$893,183
Accounts receivable, net of allowance for doubtful accounts of $10,332 and $17,964, respectively	77,299	122,675
Accounts receivable- related party	382,337	-
Other receivable	159,405	92,065
Inventories, net of inventory reserve of $334,390 and $469,082, respectively	497,753	499,340
Advance to suppliers	38,817	75,256
Prepaid expenses and other current assets	10,589	5,321

Total current assets	1,740,163	1,687,840
Property and equipment, net	7,284	1,411
Long-term Investment	-	100,266
Restricted cash	200,156	199,847
Other assets	12,379	12,379

Total assets	$1,959,982	$2,001,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$36,523	$79,566
Deferred compensation	547,213	501,613
Convertible debentures	80,000	489,000
Accrued expenses and other current liabilities	181,549	142,221

Total current liabilities	845,285	1,212,400

Convertible debentures- non-current	409,000	-
Total liabilities	1,254,285	1,212,400

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares, issued and outstanding 0 shares	-	-
Common stock, $0.01 par value; authorized 65,000,000 shares, issued and outstanding 17,745,062 and 17,595,062 shares, respectively	177,451	175,951
Additional paid-in capital	17,399,778	17,032,906
Accumulated other comprehensive loss	(2,867)	(2,568)
Accumulated deficit	(16,868,665)	(16,416,946)

Total stockholders’ equity	705,697	789,343

Total liabilities and stockholders’ equity	$1,959,982	$2,001,743

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Unaudited Consolidated Statements of Operation and Comprehensive Loss

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$806,009	$1,402,289	$290,963	$439,350
Net revenue – related party	611,353	485,248	207,342	246,093
Total net revenue	1,417,362	1,887,537	498,305	685,443

Cost of revenue	358,709	528,153	130,073	244,660
Provision for inventory obsolescence	15,280	153,625	-	-
Total cost of revenue	373,989	681,778	130,073	244,660

Gross profit	1,043,373	1,205,759	368,232	440,783

Operating expenses:
Selling expenses	24,553	2,074	5,637	1,087
General and administrative expenses	1,120,781	1,001,079	357,893	337,561
Stock-based compensation	218,372	-	119,112	-

Total operating expenses	1,363,706	1,003,153	482,642	338,648

Income (Loss) from operations	(320,333)	202,606	(114,410)	102,135

Other income (expense):
Interest expense	(32,158)	(69,853)	(10,908)	(21,299)
Interest income	1,114	244	872	134
Equity in loss of unconsolidated investees	(99,676)	(164,226)	99	(15,718)
Gain on sale of long-term investment	3,252	-	3,252	-
Other income (expense), net	(1,474)	55,036	(1,809)	3,591

Total other income (loss), net	(128,942)	(178,799)	(8,494)	(33,292)

Loss before income tax provision	(449,275)	23,807	(122,904)	68,843

Income tax provision	2,444	-	(2)	-

Net loss	$(451,719)	$23,807	$(122,902)	$68,843

Comprehensive loss statement:
Net income (loss)	$(451,719)	$23,807	$(122,902)	$68,843
Foreign currency translation loss	(299)	(10,897)	756	(8,696)

Total comprehensive loss	$(452,018)	$12,910	$(122,146)	$60,147
Net Income (Loss) Per Common Share:
Basic	$(0.03)	$0.00	$(0.01)	0.01
Diluted	(0.03)	0.00	(0.01)	0.01
Weighted Average Common Shares Outstanding:
Basic	17,616,569	15,927,562	17,658,649	15,927,562
Diluted	17,616,569	17,325,289	17,658,649	17,325,289

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2014	2013

Cash flows from operating activities:
Net Income (loss)	$(451,719)	$23,807
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	654	155
Allowance for doubtful accounts	(7,632)	13,468
Allowance for obsolete inventory	(134,692)	62,727
Equity in loss of unconsolidated investee	99,676	164,226
Stock-based compensation	218,372	-
Gain on sale of long-term investment	(3,252)	-
Changes in assets and liabilities:
Accounts receivable	53,008	(54,403)
Accounts receivable- related party	(382,696)	-
Other receivable	(68,032)	3,352
Inventories	136,279	241,708
Advance to suppliers	36,439	(54,745)
Prepaid expenses and other current assets	(5,268)	5,352
Restricted cash	(309)	174
Accounts payable	(43,044)	(78,925)
Deferred compensation	45,600	58,500
Accrued expenses and other current liabilities	39,444	(3,000)

Net cash provided (used) by operating activities	(467,172)	382,396

Cash flows from investing activities:

Purchase of property and equipment	(6,537)	(1,649)
Purchase of long-term investment	-	(321,465)
Proceeds from sale of long-term investment	3,252	-

Net cash used by investing activities	(3,285)	(323,114)

Cash flows from financing activities:

Proceeds from issuance of common stock	150,000	-

Net cash provided by financing activities	150,000	-

Effect of exchange rate changes on cash and cash equivalents	1,237	(13,318)

Net decrease in cash	(319,220)	45,964

Cash and cash equivalents – beginning of period	893,183	124,112

Cash and cash equivalents – end of period	$573,963	$170,076

Supplemental disclosure of cash flows information
Cash paid during the period for:
Income taxes	$7,764	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

1.	NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Teletronics International, Inc. and its wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., LTD. (collectively referred as the “Company”).

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

Equity investment in which the Company exercises significant influence, but does not control and is not the primary beneficiary, is accounted for using the equity method. Under this method, the Company increase (decrease) the carrying value of the Company’s investment by the proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments to provide financial support include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a consistent past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. The Company’s share of its equity method investee earning or loss is included in consolidated statements of operations and comprehensive loss. Where the Company transacts with its equity investment, unrealized profits and losses are eliminated to the extent of the Company’s interest in the investment. Balances outstanding between the Company and equity accounted investment in which it has an interest are not eliminated in the consolidated balance sheets.

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

During the nine months ended September 30, 2014 and 2013, the Company operated in two reportable business segments: (1) Teletronics (Beijing) Science & Technology Co., Ltd., the operations of which are located in the PRC. All revenues are derived from customers in the PRC. All of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the USA. The Company’s reportable segments are segregated based on geographical locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Information with respect to these reportable business segments for the nine months and three months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,417,362	$1,887,537	$498,305	$685,443
USA	768,619	1,012,602	285,929	381,617
PRC	648,743	874,935	212,376	303,826

Cost of revenue	$373,989	$681,778	130,073	244,660
USA	288,568	528,178	110,855	192,457
PRC	85,421	153,600	19,218	52,203

Net income (loss)	$(451,719)	$23,807	(122,902)	68,843
USA	(756,124)	(393,508)	(264,415)	(81,269)
PRC	304,405	417,315	141,513	150,112

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

Revenues derived from USA and PRC segment were in approximate amount $768 thousand and $649 thousand for the nine months ended September 30, 2014, respectively. The majority revenue of PRC consisted of technical and training from general, wireless, project-based services, and yearly licensing that were provided to its 20% unconsolidated investee. The majority revenue of USA segment consisted of wireless technology systems through normal distribution.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $4,306 and $5,581 for the nine-month ended September 30, 2014 and 2013.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All corresponding shipping and handling costs are classified as cost of revenue and amounted to $53,041 and $18,831 for the nine-month ended September 30, 2014 and 2013.

Cost of Revenue

The cost of revenue consists of all costs of purchase, costs of conversion, shipping and handling costs, any cost related to inventory adjustment, which includes write downs of excess and obsolete inventory, and cost related to service performed, including salaries expense and reimbursement.

Research and Development Costs

Research and development costs are expensed as incurred. Costs include payroll, employee benefits, supplies, and overhead costs associated with research and development activities. Research and development expenses incurred for the nine-month ended September 30, 2014 and 2013 amounted to $13,223 and $9,468.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

The Company had $200,156 and $199,847 of restricted cash which was classified as a non-current asset at September 30, 2014 and December 31, 2013. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc. The restrictions expire when related obligations are fulfilled. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in a certificate of deposit. Income from these investments is paid to the Company.

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

Inventories

The Company’s inventories are stated at lower-of-cost-or-market value. Cost is determined using the weighted-average method. The Company periodically reviews the market price to write down the inventory cost. The Company recorded $334,390 and $469,082 of inventory valuation reserve for obsolescence and LCM inventory adjustments for the nine-month ended September 30, 2014 and the year ended December 31, 2013.

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

Fair Value of Financial Instruments

The Company is required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “Financial Instruments”. As of September 30, 2014 and December 31, 2013, the Company believes that the carrying value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, accrued expenses, and convertible debentures approximate fair value due to the short maturity of theses financial instruments and are based on quoted price in active markets (inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date).

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

As of September 30, 2014 and December 31, 2013, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

The Company maintains its cash balances at various banks in the U.S. The standard insurance amount is $250,000 per depositors under the Federal Deposit Insurance Corporation (FDIC)’s general deposit insurance rules. At September 30, 2014 and December 31, 2013, uninsured cash balances in any domestic U.S. financial institution were $268,560 and $133,840.

Net Income (Loss) per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the nine months ended September 30, 2014 and 2013, the numbers of basic and diluted shares of common stock are the same since any effect from outstanding convertible debentures and stock options would be anti-dilutive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted income per common share:

	Nine Months ended September 30,		Three Months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(451,719)	$23,807	$(122,902)	$68,843

Weighted-average shares of common stock outstanding
Basic	17,616,569	15,927,562	17,658,649	15,927,562
Dilutive effect of stock options, convertible debentures and interest payable	-	1,397,727	-	1,397,727
Diluted	17,616,569	17,325,289	17,658,649	17,325,289

Earnings per share
Basic	$(0.03)	$0.00	$(0.01)	$0.01
Diluted	$(0.03)	$0.00	$(0.01)	$0.01

Comprehensive Income (Loss)

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the nine-month ended September 30, 2014 and 2013 included net income (loss) and income (loss) from foreign currency translation.

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

September 30, 2014	Average Rate for the nine months		Exchange Rate at nine-month end
RMB (¥)	RMB	6.15023	RMB	6.156
United States dollar ($)		$1.00		$1.00

December 31, 2013	Average Rate for the year		Exchange Rate at year end
RMB (¥)	RMB	6.19817	RMB	6.114
United States dollar ($)		$1.00		$1.00

September 30, 2013	Average Rate for the six months		Exchange Rate at six-month end
RMB (¥)	RMB	6.22152	RMB	6.1514
United States dollar ($)		$1.00		$1.00

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

4.	INVENTORIES

Inventories consisted of the following:

	September 30, 2014	December 31, 2014

Raw materials	$294,473	$356,071
Work-in-progress	1,570	13,738
Finished goods	536,100	598,613
Total inventories	832,143	968,422
Less – provision for obsolescence	(334,390)	(469,082)

Total inventories, net	$497,753	$499,340

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2014

Research and development equipment	$58,670	$58,670
Machinery and equipment	64,588	60,027
Furniture and fixtures	23,715	21,755
Vehicles	30,340	30,340
Total property and equipment	177,313	170,792
Less – accumulated depreciation	(170,029)	(169,381)

Total property and equipment, net	$7,284	$1,411

Depreciation expense for the nine-month ended September 30, 2014 and 2013 was $654 and $155.

6.	LONG-TERM INVESTMENT

The Company had the following long-term investment accounted under the cost method and equity method as of September 30, 2014 and December 31, 2013, respectively:

	Type	Investee	Investment Ownership	Profit rate of distribution

September 30, 2014	Cost	Xun Yun Tian Technologies (Zhejiang)	19.9%	19.9%

December 31, 2013	Equity	Xun Yun Tian Technologies (Zhejiang)	20%	20%

Equity investment in affiliate as of September 30, 2014 and December 31, 2013 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2013	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis August 10, 2014*

Equity	Xun Yun Tian Technologies (Zhejiang), PRC	100,266	-	(99,676)	(590)	-

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2012	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis December 31, 2013
Equity	Xun Yun Tian Technologies (Zhejiang), PRC	-	322,676	(223,771)	1,361	100,266

*On August 10, 2014, the Company’s board of director decided to sell its 0.1% ownership of Xun Yun Tian Technologies in an amount of RMB 20,000 to a third party. As result of the transaction, the Company would discontinue use of the equity method to account for investment of Xun Yun Tian Technologies (Zhejiang) and recognized gain on sale of long-term investment amounted $3,252. As of September 30, 2014, the long- term investment accounted under the cost method.

As of December 31, 2013, the Company has a 20% ownership interest in Xun Yun Tian Technologies. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists.

7.	DEFERRED COMPENSATION

Deferred compensation represented the unpaid compensation due to the Company’s CEO, Mr. Fang. As of December 31, 2012, the Company had ending balances of deferred compensation in the amount of $823,313 and related interest of $183,804 accrued at annual interest of 4%. For the year of 2013, the Company had accrued additional yearly deferred compensation in amount of $78,300 along with interest of $34,626 and only made interest payment of $20,000. In December 2013, the CEO had decided to cancel partial of deferred compensation in the amount of $400,000 along with related accrued interest of $163,804. As a result of forgiveness of compensation and interest, an amount of $563,804 was credited to the Company’s additional paid in capital account. At December 31, 2013, the Company had remaining outstanding balance of $501,613 as deferred compensation along with related accrued interest of $34,626. The Company had accrued additional quarterly deferred compensation and interest in amount of $45,600 and $15,564 for the nine months ended September 30, 2014; therefore, the balance of deferred compensation as of September 30, 2014 was $547,213 and related interest of $50,190.

8.	DEFERRED COMPENSATION (continued)

The following are the schedule of the deferred compensation along with accrued interest.

Description	Deferred compensation	Accrued related interest (Annual interest rate %)	Total
As of December 31, 2012	$823,313	$183,804	$1,007,117
2013 accrual	78,300	34,626	112,926
2013 payment	-	(20,000)	(20,000)
Forgiveness of compensation and interest	(400,000)	(163,804)	(563,804)
As of December 31, 2013	$501,613	$34,626	$536,239
2014 nine months accrual	58,200	15,564	73,764
2014 nine months payment	(12,600)	-	(12,600)
2014 nine months total accrual	45,600	15,564	61,164
As of September 30, 2014	$547,213	$50,190	$597,403

9.	CONVERTIBLE DEBENTURES

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

During 2013, the Company made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of conversion and payments, the Company had an unchanged debenture balance of $489,000 at December 31, 2013 and September 30, 2014.

The Company had entered into negotiations with the debenture holders (“holders”) on January 1, 2014. The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances and payments every December 31st for the next four years of $80,000, $100,000, $129,000 and $180,000, respectively, to be allocated pro rata between the Investors.

10.	STOCKHOLDERS’ EQUITY

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On August 22, 2014, the Company had issued and sold 150,000 shares of its common stock at $1.00 per share to one of its shareholders- Haohai Holding Group in amount of $150,000.

11.	STOCK-BASED COMPENSATION

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

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the assumptions relating to the Company’s stock options:

April 15, 2014
Expected life (in years)	2.5 years
Volatility	28.31%
Dividend yield	0.00%
Risk-free interest rate	0.50%

The fair market value of the stock option is $259,357. The grant date fair value per share of stock option is $0.17. Stock-based compensation expense for nine-month ended September 30, 2014 is $218,372. The remaining unrecognized cost is expected to amortize on a straight-line basis over a period of approximately eight months as of September 30, 2014.

A summary of option transactions during the nine-month ended September 30, 2014 is as follows:

	Number		Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Option	Price	(months)	Value
Outstanding at January 1, 2014	-	$-	-	$-
Nonvested as of January 1, 2014	-	-	-	-
Exercisable as of January 1,2014	-	-	-	-
Granted	1,500,000	1.00	-	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding at September 30, 2014	1,500,000	$1.00	55	$-
Nonvested as of September 30, 2014	1,500,000	$1.00	55	$-
Exercisable as of September 30, 2014	-	$-	-	$-

12.	DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are least at 21 years of age and have completed nine consecutive months of service. The Company may make matching and profit sharing contributions to the 401(k) plan. Company contributions vest ratably over a six-year period beginning after the second year of service. The Company did not make any matching or profit sharing contributions to the plan for the nine-month ended September 30, 2014 and the year ended December 31, 2013.

13.	INCOME TAXES

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine-month ended September 30, 2014 and 2013:

Nine-month ended September 30,	2014	2013

US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Tax exemption and reduction	(26)%	(25)%
Total provision for income taxes	(1)%	-%

13.	INCOME TAXES (continued)

The provision for income taxes is comprised of the following:

September 30,	2014	2013

Current:
USA	$-	$-
PRC	2,444	-
Deferred:
USA	-	-
PRC	-	-
Total provision for income taxes	$2,444	$-

The Company’s subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., is incorporated in the PRC and is subject to PRC’s Unified Enterprise Income Tax Law (“EIT”). For the nine-month ended September 30, 2014 and 2013, the Company’s subsidiary recorded income tax expense of $2,444 and $0, respectively.

The components of the net deferred tax assets are as follows:

	September 30, 2014	December 31, 2013

Current:
Allowance for bad debt	$3,513	$6,107
Inventory reserve	113,693	159,488
Current deferred tax assets	117,206	165,595
Less valuation allowance	(117,206)	(165,595)
Current net deferred tax assets	-	-

Non-current:
Net operating loss carry-forwards	4,026,111	4,026,111
Non-current deferred tax assets	4,026,111	4,026,111
Less valuation allowance	(4,026,111)	(4,026,111)
Non-current net deferred tax assets	-	-

Net deferred tax asset	$-	$-

The Federal and State net operating losses carry-forward are approximately $12,000,000 for the nine months ended September 30, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively.

The Company has recorded a valuation allowance against all of the realization of its net deferred tax assets at September 30, 2014 and 2013. The valuation allowance is based on management’s estimates and analyses, which include the impact of tax laws which may limit the Company’s ability to utilize its net deferred tax assets.

14.	RELATED–PARTY TRANSACTIONS

On April 10, 2013, the Company entered into a service agreement with its 20% unconsolidated investee, Xun Yun Tian Technologies (Zhejiang). Services provided by the Company include (1.) monthly recurring management services for providing technology, business team formation and training, initial contract solicitation to potential customers, in order to create business opportunities and transactional contracts for RMB 120,000 per month, (2.) non-recurring technical labor service for transferring high-end wireless technology and achieving business contracts which would allow Xun Yun Tian Technologies secure leading wireless technology position in PRC for RMB 1,000,000 every four months. The agreement will expire in October, 2014. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable from Xun Yun Tian Technologies in aggregated amount of $382,337 and $0, respectively, which arouse from provided service revenue amounted of $611,353 and $597,990 for the nine-month ended September 30, 2014 and for the year ended December 31, 2013, respectively.

15.	COMMITMENTS

The Company entered into an operating lease for its office and warehouse facilities in Rockville, MD. The lease expired in July 2014. The total rent paid for the nine-month ended September 30, 2014 and 2013 were $228,434 and $293,558, respectively.

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

The following is a schedule of non-cancellable future approximate minimum lease payments required under the operating lease.

Years ending December 31,	Amount

2014	11,000
2015	128,000
2016	128,000
2017	128,000
2018	128,000
Thereafter	256,000

Total	$779,000

16.	SUBSEQUENT EVENTS

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

On October 30, 2014, the Company’s wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., entered into an agreement with the shareholders of Shanghai WWT IOT Technology Co., Ltd. to transfer 100% interest owned in Shanghai WWT IOT Technology Co., Ltd. to Teletronics (Beijing) Science & Technology Co., Ltd. As result of the transaction, Teletronics (Beijing) would acquire 100% ownership of Shanghai WWT IOT Technology Co., Ltd. as its 100% wholly owned subsidiary.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following narrative is an analysis of the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis regarding the application of critical accounting policies as well as the risk factors, included in our Form 10 filed on July 6, 2014.

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

Since 1986, Teletronics has been a pioneer in developing cost-effective products and solutions for the ever-evolving broadband wireless industry. Teletronics continues to focus on innovation and is committed to providing its commercial and military customers with the best possible equipment and solutions. Teletronics’ goal is to become a leading total solution provider of high capacity broadband wireless data, voice and video solutions to private business enterprises and public access providers.

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

A reliable and marketable wireless system requires the 3C dimensions: Communications, Computer and Consumers, each of which as a limited life-cycle. As a 20-year old continuously-growing wireless broadband products and solution company, Teletronics regularly produces new products driven by the 3Cs to keep up with ever-changing technology. Our products have broadband and multi-frequency appeal (1st C), they employ high-speed digital processors on a generic Linux platform (2nd C), and are designed and manufactured for robust and low-cost delivery (3rd C). Under its registered trademarks of “EZLoop” and “EZPlateform”, Teletronics’ wireless broadband systems display 3 unique characteristics: (1). Long transmission distance, typically 15 miles for line-of-sight path; (2). Broad bandwidth for high-speed throughput data, 20MB per channel can be achieved in normal circumstances; and (3). Access gateways for efficient QoS (Quality of Service) and traffic control. Teletronics Smart Amplifiers are uniquely designed for maintaining fixed radiation power up to the antenna feed point irrespective of losses from feeding cables. Teletronics is the only patent holder for Automatic Gain Control (AGC) technology. The patent on the AGC amplifiers under U.S. Pat. No. 6,681,100 covers all bi-directional amplifier with AGC in 900 MHz, 2.4 GHz, and 5.8 GHz frequencies. While designing our Wireless Router and EZBridge, we carefully selected industrial-grade, top-quality components to withstand outdoor temperature variations. Along with the all-metal NEMA4/IP66 rated enclosure, these units are perfect for wide-scale, outdoor wireless broadband deployments.

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

On March 21, 2012, we established a wholly owned subsidiary in Beijing, Teletronics (Beijing) Science & Technology Co., Ltd. Through this Beijing subsidiary, Teletronics is collaborating with a sales-oriented company in Zhejiang Province to promote the city-wide security surveillance business, in which Teletronics intends to provide the back-bone technological support. The provisioning of security surveillance involves system integration, real-time monitoring, data archiving, target tracking and early warnings for stationary as well as moving objects. In April 2013, our Beijing subsidiary agreed to invest RMB 2 million into Xun Yun Tian Technologies (Zhejiang) for 20% of ownership of Xun Yun Tian.

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

“We are one of the few companies that are capable of providing a complete solution for industries with complex technology, regulatory, and infrastructure requirements. The WWT acquisition solidifies our footing in the huge China market and beyond …” Quoted from Our President and CEO, Dr. Dickson Fang.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the three and nine months ended September 30, 2014 and 2013. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Results of Operations for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
			$ Change	% Change			$ Change	% Change
Revenues
Net sales	$290,963	$439,350	$(148,387)	-34%	$806,009	$1,402,289	$(596,280)	-43%
Net sales-related party	207,342	246,093	(38,751)	-16%	611,353	485,248	126,105	26%
Total revenue	498,305	685,443	(187,138)	-27%	1,417,362	1,887,537	(470,175)	-25%
Cost of sales	130,073	244,660	(114,587)	-47%	358,709	528,153	(169,444)	-32%
Provision for inventory obsolescence	-	-	-	0%	15,280	153,625	(138,345)	-90%
Total cost of sales	130,073	244,660	(114,587)	-47%	373,989	681,778	(307,789)	-45%
Gross Profit	368,232	440,783	(72,551)	-16%	1,043,373	1,205,759	(162,386)	-13%
Percentage of net revenues	74%	64%			74%	64%
Operating expenses
Selling expenses	5,637	1,087	4,550	419%	24,553	2,074	22,479	1084%
General and administrative expenses	357,893	337,561	20,332	6%	1,120,781	1,001,079	119,702	12%
Stock-based compensation	119,112	-	119,112	0%	218,372	-	218,372	0%
Total operating expenses	482,642	338,648	143,994	43%	1,363,706	1,003,153	360,553	36%
Operating income (loss)	(114,410)	102,135	(216,545)	-212%	(320,333)	202,606	(522,939)	-258%
Percentage of net revenues	-23%	15%			-23%	11%
Other income (expense)
Interest expense	(10,908)	(21,299)	10,391	-49%	(32,158)	(69,853)	37,695	-54%
Interest income	872	134	738	551%	1,114	244	870	357%
Equity in loss of unconsolidated investees	99	(15,718)	15,817	-101%	(99,676)	(164,226)	64,550	-39%
Gain on sale of long-term investment	3,252	-	3,252	0%	3,252	-	3,252	0%
Other income (expense), net	(1,809)	3,591	(5,400)	-150%	(1,474)	55,036	(56,510)	-103%
Total other income (loss), net	(8,494)	(33,292)	24,798	-74%	(128,942)	(178,799)	49,857	-28%
Income (Loss) before income tax provision	(122,904)	68,843	(191,747)	-279%	(449,275)	23,807	(473,082)	-1987%
Income tax provision	(2)	-	(2)	0%	2,444	-	2,444	0%
Net income (loss)	(122,902)	68,843	(191,745)	-279%	(451,719)	23,807	(475,526)	-1997%

Revenues

A 27% decrease in total revenue for the three months ended September 30, 2014 as compared to the corresponding prior year periods was primarily attributable to 34% decrease in net sales, and 16% decrease in net sales to related party. The decline in our total revenue was primarily due to worldwide economic slowdown on broadband wireless sales.

A 25% decrease in total revenue for the nine months ended September 30, 2014 as compared to the corresponding prior year periods was primarily attributable to 43% decrease in net sales, partially offset by 26% increase in net sales to related party. The net sales to related party mainly derived from the services provided to our related party Xun Yun Tian Technology (XYT). We entered a service agreement with XYT in April 2013. As a result, during the nine months ended September 30, 2014, compared to the same period in 2013, net sales to related party increased about $126 thousand.

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

Revenues by Geographic Region

During the three and nine months ended September 30, 2014, compared to the same periods in 2013, we operated under two business segments, which are segregated by geographical locations: (1) Teletronics (Beijing) Science & Technology Co., Ltd., the operations of which are located in the Peoples’ Republic of China (PRC). All revenues are derived from customers in the PRC, and all of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the United States. The following are our revenues, cost of sales and gross profits by geographic regions for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		2014 vs. 2013		2014		2013		2014 vs. 2013
					$ Change	% Change					$ Change	% Change
United States	$285,929	57%	$381,617	56%	$(95,688)	-25%	$768,619	54%	$1,012,602	54%	$(243,983)	-24%
China	212,376	43%	303,826	44%	(91,450)	-30%	648,743	46%	874,935	46%	(226,192)	-26%
Total Revenue	498,305	100%	685,443	100%	(187,138)	-27%	1,417,362	100%	1,887,537	100%	(470,175)	-25%
					-
United States	110,855	39%	192,457	50%	(81,602)	-42%	288,568	38%	528,178	52%	(239,610)	-45%
China	19,218	9%	52,203	17%	(32,985)	-63%	85,421	13%	153,600	18%	(68,179)	-44%
Total Cost of sales	130,073	26%	244,660	36%	(114,587)	-47%	373,989	26%	681,778	36%	(307,789)	-45%
					-
United States	175,074	61%	189,160	50%	(14,086)	-7%	480,051	62%	484,424	48%	(4,373)	-1%
China	193,158	91%	251,623	83%	(58,465)	-23%	563,322	87%	721,335	82%	(158,013)	-22%
Total Gross profit	368,232	74%	440,783	64%			1,043,373	74%	1,205,759	64%

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Revenues in the United States decreased $96 thousand, or 25%, from $382 thousand in the three months ended September 30, 2013 to $286 thousand in the three months ended September 30, 2014. Revenues in China decreased $91 thousand, or 30%, from $304 thousand in the three months ended September 30, 2013 to 212 thousand in the three months ended September 30, 2014. The decreases were mainly due to the slowdown on broadband wireless sales.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Revenues in the United States decreased $244 thousand, or 24%, from $1 million in the nine months ended September 30, 2013 to $769 thousand in the nine months ended September 30, 2014. The decrease was mainly attributable to the slowdown on broadband wireless sales.

In 2013, we performed nonrecurring consulting services for a third party in China, and received RMB 2 million, which was about USD 320 thousand, as an one-time service fee in April 2013. Excluding the one-time service fee of $320 thousand, the revenues in China increased $94 thousand, or 17%, from $555 thousand ($875k-$320k) in the nine months ended September 30, 2013 to $649 thousand in the nine months ended September 30, 2014. The increase was primarily due to the service agreement with Xun Yun Tian Technologies (Zhejiang) on April 10, 2013, which will expire in October 2014. Under the agreement, we provide 1) monthly recurring management services for technology, business team formation and training, initial contract solicitation to potential customers to create business opportunities and transactional contracts. We charge RMB 120,000 per month, which was about USD 20 thousand, for the monthly recurring management services. 2) Non-recurring technical service for transferring high-end wireless technology and achieving business contracts, which help Xun Yun Tian Technologies to secure the leading wireless technology position in China. We charge RMB 1,000,000 every four months, which was about USD 161 thousand every four months, and about USD 40 thousand every month. Therefore, the monthly service fee under this agreement is around $60 thousand.

Cost of Revenue and Gross Margin

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

1.	Cost of revenue: cost of revenue decreased $115 thousand, or 47%, from $245 thousand in the three months ended September 30, 2013 to $130 thousand in the three months ended September 30, 2014. The decrease was primarily due to 27% decrease in total revenues.

2.	Gross margin: gross margin increased from 64% in the three months ended September 30, 2013 to 74% in the three months ended September 30, 2014. The increase in gross margins was due to a higher gross margin in China, which was about 91%.

For the three months ended September 30, 2014, our wholly-owned subsidiary, Teletronics Beijing, had generated gross margin of 91% as compared to 61% of Teletronics USA. The substantial difference is mainly due to nature of revenue generated between two locations. Majority of revenue of our wholly-owned subsidiary, Teletronics Beijing, was derived from our 19.9% investee Xun Yun Tian Technologies (“XYT”) for services provided whereas revenue derived from Teletronics USA mainly consisted of wireless technology systems through normal distribution.

The revenue from XYT is mainly comes from non-technical support. Before its formal registration in April 2013, XYT was by design as a marketing centered company depending on a strategic alliance arrangement with Teletronics and leveraging Teletronics underground communications technology. Consequently, at and through XYT’s forming stages, Teletronics has been invited to provide all kinds of logistic support to XYT, such as charter drafting, organization hierarchy, board structure, building layout, interviewer testings, operation procedures, marketing plannings, personnel policies, etc. Obviously, Teletronics logistic support to XYT synchronizes, matches, and in certain aspects even overlaps with Teletronics own logistic design in organizing itself as a company, making the cost accounting related to its internal accounting of overhead. For technical sales, either WiFi products or WiFi services, the main task performers are in USA and Teletronics internal accounting code does track costs for XYT. The Company properly reclassified the corresponding salary expense as pertained to service revenue from general and administrative expenses to cost of revenue.

As a result, high margins of 91% in the three months ended September 30, 2014 appeared. Such margin certainly cannot be expected to sustain.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

1.	Cost of revenue: cost of revenue decreased $169 thousand, or 32%, from $528 thousand in the nine months ended September 30, 2013 to $359 thousand in the nine months ended September 30, 2014. The decrease in cost of sales was primarily due to 25% decrease in revenues.

2.	Provision of obsolesce: the amount of provision of obsolesce decreased $138 thousand, or 90%, from $154 thousand in the nine months ended September 30, 2013 to $15 thousand in the nine months ended September 30, 2014. The decrease was primarily attributable to decrease in amount of inventory reserve. During 2013, we reserved substantial amount of inventory due to decrease in its marketability, and clean up our inventory to prepare for office moving in 2014.

3.	Gross margin increased from 64% in the nine months ended September 30, 2013 to 74% in the nine months ended September 30, 2014. The increase in gross margins was primarily due to a $138 thousand decrease in the inventory provision, which results 44% decrease in total cost of sales.

For the nine months ended September 30, 2014, our wholly-owned subsidiary, Teletronics Beijing, had generated gross margin of 87% as compared to 62% of Teletronics USA. The substantial difference is mainly due to nature of revenue generated between two locations. Majority of revenue of our wholly-owned subsidiary, Teletronics Beijing, was derived from our 19.9% investee Xun Yun Tian Technologies (“XYT”) for services provided whereas revenue derived from Teletronics USA mainly consisted of wireless technology systems through normal distribution.

As a result, high margins of 87% in the nine months ended September 30, 2014 appeared. Such margin certainly cannot be expected to sustain.

Operating Expenses

Selling Expenses

Selling expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling expenses increased to $6 thousand in the three months ended September 30, 2014, compared to $1 thousand in the three months ended September 30, 2013. Selling expenses increased to $25 thousand in the nine months ended September 30, 2014, compared to $2 thousand in the nine months ended September 30, 2013. The increases were primarily due to our expansion towards Chinese market in 2014, and we start to promote our products and solutions in China, which increased more expenses related to travel, customer support and new account development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of the company. General and administrative expense increased by $20 thousand and $120 thousand during the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase was primarily due to rental increase in 2014 per the lease agreement, and higher legal and accounting fees in 2014 for preparing and filing Form 10 and 10-Qs with SEC.

Stock-based Compensation

On April 15, 2014, we entered into a stock option agreement with the CEO of the Company, Dr. Fang. Under the terms of the stock option agreement, we granted the options to Mr. Fang to purchase 1,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option has a term of five years and expires on May 1, 2019. The Shares underlying the Option will vest in two installments promulgated over a five-year period beginning on the Date of Grant, at the time when Dickson Fang, as the CEO, has achieved the performance (i) the Company becomes a Form-10 reporting public Company, at which 1,100,000 shares become vesting, and (ii) the Company becomes a public traded Company, at which time 400,000 shares become vesting.

We use the Black-Scholes Option Pricing Model to determine the fair value of the stock option is $259,357, and the grant date fair value of the stock option is $0.17 per share. Stock-based compensation expense for nine-month ended September 30, 2014 is $218,372, and the remaining unrecognized cost is expected to amortize on a straight-line basis over approximately eight months as of September 30, 2014.

Equity in Loss of Unconsolidated Investee

Equity in loss of unconsolidated investee derived from the investment loss in Xun Yun Tian Technologies (Zhejiang). In April 2013, Teletronics Beijing subsidiary agreed to invest RMB 2,000,000 to Xun Yun Tian Technologies (Zhejiang) in exchange of 20% of ownership of Xun Yun Tian. As a result, we had the long-term investment of 20% ownership accounted under the equity methods as of December 31, 2013. On August 10, 2014, our board of director decided to sell our 0.1% ownership of Xun Yun Tian Technologies in an amount of RMB 20,000, to a third party. As a result of the transaction, we discontinued to use equity method to account for the investment of Xun Yun Tian Technologies (Zhejiang), and recognized a gain of $3,252 on sale of long-term investment in the nine months ended September 30, 2014.

Equity investment in affiliate at the nine months ended September 30, 2014 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis as of December 31, 2013	Increase Share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net Loss	Foreign Currency Translation Adjustment	Ending Equity Investment Basis as of August 10, 2014

Equity	Xun Yun Tian Technologies (Zhejing), PRC	100,266	-	(99,676)	(590)	-

Provision for Income Taxes

The Federal and State net operating losses carry-forward are approximately $12,000,000 for the nine months ended September 30, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively. Therefore, our US location recorded income tax expense of $0 in the nine months ended September 30, 2014 and 2013. Our Beijing subsidiary is incorporated in Peoples’ Republic of China (PRC), and is subject to PRC’s Unified Enterprise Income Tax Law (EIT). At the nine months ended September 30, 2014 and 2013, our Beijing subsidiary recorded income tax expenses of $2,444 and $0, respectively.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources:

	As of
	September 30, 2014	December 31, 2013	$ Change	% Change
Working capital	$894,878	$475,440	$419,438	88%
Cash and cash equivalents	$573,963	$893,183	$(319,220)	-36%
Long-term investments	-	100,266	(100,266)	-100%
Total cash, cash equivalents, and investments	1,468,841	1,468,889	(48)	0%
Long-term debt	409,000	-	409,000
Net cash, cash equivalents, and investments	$1,059,841	$1,468,889	$(409,048)	-28%

The significant components of our working capital are cash and cash equivalents, accounts receivable, accounts receivables from related party, other receivables and inventories, reduced by accounts payable, accrued liabilities, deferred compensation and convertible debentures. Working capital increased by $419 thousand during the nine months ended September 30, 2014. The increase was primarily due to $319 thousand decrease in cash and cash equivalents, partially offset by $382 thousand increase in accounts receivable from related party and $67 thousand increase in other receivable, and partially offset by reclassify $409 thousand convertible debentures from current liability to Long-term debt.

Summary of Cash Flows

As of September 30, 2014, our cash and cash equivalents decreased by $319 thousand primarily due to delay on collection from related party and declivity on sales. The following table summarizes cash flows from our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net cash provided by (used in) operating activities	$(467,172)	$382,396	(849,568)	-222%
Net cash used in investing activities	(3,285)	(323,114)	319,829	-99%
Net cash provided by financing activities	150,000	-	150,000

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was approximately $467 thousand, an increase of approximately $850 thousand compared to the nine months ended September 30, 2013. The increase in cash used in operating activities was mainly attributable to a $475 thousand increase in net loss, a $197 thousand decrease in allowance for obsolete inventory due to inventory cleanup for moving, a $218 thousand increase in stock-based compensation, a $107 thousand decrease in accounts receivable due to the sales declivity, a $383 thousand increase in accounts receivable-related party due to delay on the collections from the related party, a $72 thousand increase in other receivable due to increase in payments made to the third parties on behalf of our cooperated company, a $106 thousand increase in inventory due to less provision for inventory obsolescence, a $42 thousand increase in accrued expenses and other current liabilities due to the increase of interest for deferred compensation and convertible debenture, and a $64 thousand decrease in equity in loss of unconsolidated investee due to the proportionate loss of XYT was greater than the carrying value.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $3,285. Net cash used in investing activities for the nine months ended September 30, 2013 was $323 thousand. The change was mainly attributable to purchase of long-term investment in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2014 was $150 thousand. Net cash provided by financing activities for the nine months ended September 30, 2013 was $0. The change was mainly attributable to the proceeds from issuance of common stock in 2014.

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

In December 2013, we entered into an agreement with a debenture holder whereby we issued 817,500 shares of common stock in consideration of the cancellation of the convertible debenture owned to the debenture holder in the amount of $750,000 and $67,500 of principal and related accrued interest, respectively. During 2013, we made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of the conversion and payments, we had a remaining debenture balance of $489,000 at September 30, 2014 and December 31, 2013.

On January 1, 2014, we entered negotiations with the debenture holders (“holders”). The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances, and the payments should be paid every December 31st for the next four years by $80,000, $100,000, $129,000 and $180,000, respectively, which should be allocated pro rata among the investors.

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Board of Directors approved a stock purchase agreement with Hong Kong Haohai Group Holdings Limited (HK Haohai Group), who agreed to purchase the Company’s stock up to a maximum of 1,700,000 shares. Within the agreement, the First Closing shall occur within 30-day period to allow the new investor arrange necessary investments to the Company. In addition, one or more Additional Closing may be scheduled and shall be held within 180 days from the completion date of First Closing, or 10 days before the Company completes its initial public listing. For the year ended December 31, 2013, the Company had issued and sold 850,000 shares of its common stock at $1.00 per share to HK Haohai Group in the amount of $850,000 (First Closing). Pursuant to the agreement and subject to the condition that the total investment under the agreement, exceeds $850,000, the Company agrees that it shall nominate one candidate from the new investor to be considered to become a Board of Director according to the Company’s bylaws and shall continue the nomination each year as long as HK Haohai Group maintains its investment holding percentages, relative to the total authorized share of 70,000,000. Further within the stock purchase agreement, upon total purchase exceeds one million shares, the Company will grant one share of stock option for every 2 shares of common stock purchased. The option price will remain as $1.00 per share. The stock option shall be exercisable at any time and no later than December 31, 2016 or the date of the initial public offering of the capital stock of the Company whichever is earlier. As of September 30, 2014, we did not grant stock option to the new investor.

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

On April 15, 2014, we entered into a stock option agreement with the CEO of the Company, Dr. Fang. Under the terms of the stock option agreement, we granted the options to Mr. Fang to purchase 1,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option has a term of five years and expires on May 1, 2019. The Shares underlying the Option will vest in two installments promulgated over a five-year period beginning on the Date of Grant, at the time when Dickson Fang, as the CEO, has achieved the performance (i) the Company becomes a Form-10 reporting public Company, at which 1,100,000 shares become vesting, and (ii) the Company becomes a public traded Company, at which time 400,000 shares become vesting.

On August 10, 2014, our board of director decided to sell Teletronics’ 0.1% ownership of Xun Yun Tian Technologies to a third party for RMB 20,000, which equals USD 3,252.

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

Off-balance Sheet Arrangements

Since our inception through September 30, 2014, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30 2014 and 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TELETRONICS INTERNATIONAL, INC.

Date: December 12, 2014	/s/ Dickson Fang
Dickson Fang, CEO & President (Principal Executive Officer)

Date: December 12, 2014	/s/ Helen Xia
Helen Xia, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

