Form 10-K
period 2014-12-31
Teletronics International, Inc.
filed 2015-04-22
CIK 1612624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 0-55247

TELETRONICS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1463621

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

220 Perry Parkway, Gaithersburg, MD 20877
(Address of principal executive offices) (Zip Code)
 (301) 309-8500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:          None.

Securities registered under Section 12(g) of the Exchange Act:          Common Stock, par value $0.01

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐.      No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐.      No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.      No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $10,153,622.

As of April 15, 2015, there were 17,754,562 shares of Common Stock, $0.01 par value, outstanding.

Documents Incorporated By Reference. None.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

History

We were organized under the laws of the State of Delaware on May 28, 1986. On August 24, 2000, we filed an Amendment to Certificate of Incorporation to change the number of authorized common stock to 30,000,000 shares with a par value of $0.01. On March 25, 2014, we filed an Amended and Restated Certificate of Incorporation to change the number of total authorized stock to 70,000,000 shares, including common shares of 65,000,000 with a par value of $0.01 and preferred shares of 5,000,000 with a par value of $0.01.

Located in the Washington D.C. area, our Company Teletronics International, Inc. was originally founded as a small business firm engaging earth station terminals for satellite communications. Many of our clients were from various government agencies and departments. The most significant system we provided was the fly-away terminals for WHCA of the US Air Force. After the break-up of the Soviet Union, the Company redirected its business from military applications to commercial wireless voice and data applications under the FCC part 15 ISM (Instrument Scientific and Medical Board) unlicensed band provisions. While the unlicensed band was initially intended for indoor use only, the advancement of technology in electronics and in data processing enables ISM band systems to operate in out-door environment to an extent bigger and deeper each year. Our Company has been an outdoor enabling company ever since we redirected our business from 1995 to the present.

We have patented technologies, such as the SMART amp, which provides automatic gain control to effect long distance transmission for out-door links, we market brand name products, such as the EZPlatform, which has been a workhorse for out-door transmitting and receiving. Besides nation-wide U.S. distributors, we have oversea distributors in Canada, Mexico, Argentina, Ecuador, Honduras, Panama, Peru, Chile, Puerto Rico, India, Thailand, Taiwan, Hong Kong, Macao, Saudi Arabia, UAE, Nigeria, Togo, Ivory Coast, Kenya, South Africa, Norway, Italy, Slovak Republic, Netherlands and Australia, and our products have been found in over 60 countries. In 2012, we established a wholly own subsidiary in China as a spring board to push our business to China and its neighboring countries.

In late October 2014, we acquired a leading wireless IOT (Internet of Things) technology provider in China, the Shanghai WWT Company (www.wwtcn.com). The acquisition provides a cutting edge opening for Teletronics to get into China’s multi-billion-dollar Internet-of-Things market.

Corporate Overview

Teletronics International, Inc. (Teletronics) has been one of the first in developing cost effective products and solutions for the ever-evolving broadband wireless industry. The Company designs, develops and manufactures a complete line of products and solutions for high speed wireless broadband systems, including RF amplifiers, up/down frequency converters, wireless network bridges and routers, industrial grade out-door WiFi voice/data/video transceivers, mobile surveillance systems and networks.

The Company specializes out-door last mile wireless broadband industrial applications, such as bridge crossing traffic monitoring, underground mining communications, sport and game arena hotspots, distant learning for educations, point-to-point long-distant links for transmitting voice, video and data, and intelligent communities.

From a grand scale viewpoint, the IOT business covers all aspects of machine to machine (also known as M2M) and human to machine applications, including mining, exploration, manufacturing, sensor controlling networks, agriculture processes, transportation, environment, information technologies, intelligent communities, health industries, nursing, … All these represent a fertile field for Teletronics’ WWT to cultivate with IOT as the backhone technology.

Business Strategy

Our business strategy can be outlined in 4 aspects:

(1) Technology Innovation- While our existing products have been adequate in our on-going business, as technology advances, the Company needs to maintain its competitiveness by developing a new set of products according to the latest IEEE (“Institute of Electrical & Electronics Engineering Society”) released protocol Standard 802.11-N, also known as MIMO (multiple-in multiple-out) protocol standard for bandwidth of over 100 to 300MHz. In the first Quarter of 2014, preliminary prototyping release of Teletronics products EZPlatform Plus and EZMIMO, and the market response has been encouraging. We believe it will significantly improve the performance at the 100MHz throughput and to be offered at an attractive price to appeal to a broader group of customers.

(2) Underground Communications Development- Mines have been, and always remain to be, a disaster prone environment in any country around the world. As human underground activities increase in mines, tunnels, wells, subways, passages, undersea channels, jails, industrial complexes, etc., regulatory agencies put forth mandatory stringent telecom requirements on underground business operators. Real-time full coverage communications in underground environment for voice, video and data transmission are essential. The Company recently developed a wireless broadband system for underground applications which is highly effective in the normally difficult underground radio propagation environment. Trials from 2012-2013 through two large mine operators , one in China (through Shangdong Gold Mines) and the other in United States (through AMR – one of the largest mine operators in the US) have proven the system to be promising for the market since no such full coverage wireless communications system exists. Teletronics has successfully supported AMR for MSHA (Mine Safety & Health Administration) approval of Teletronics’ equipment. The objective is to utilize its proprietary new underground system to supply the large underground telecom market.

(3) China City-wide Security Surveillance – With a global perspective in mind, Teletronics launched its international business development plan using China as its vital spring board. In 2012, the Company established a wholly owned subsidiary in Beijing and through this Beijing subsidiary, Teletronics is collaborating with a sales-oriented company in Zhejiang Province to promote the city-wide security surveillance business, in which Teletronics intends to provide the back-bone technological support. The provisioning of security surveillance involves system integration, real-time monitoring, data archiving, target tracking and early warnings of hazards/security risks for stationary as well as moving objects. The city-wide security surveillance business offers a market driven goal for Teletronics.

(4) Intelligent Buildings and Communities – In terms of establishing a business theme, current success is most notable in 2 specific areas, i.e., Jails Intelligent Management Systems (China has more than 10,000 correction facilities and detention centers) and Nursing Institutions ( in 2013,China empty-nest 60-year and olders senior citizens exceeded over 100 Million, which is about 50% of all senior citizens). In the digital age, both rely on Internet of Things tools. For the nursing industry, WWT has 7 institutional customers starting 2015, including Chang Zhou Labor Nursing, Wen Zhan Senior Citizen Nursing, Shanghai You Kong, Shanghai Tian Cheng, Tian Jing Bing Hai Nursing Center, WuLuMuChi Government Hospital, Fu Ling Community Senior Apartment, etc, with a total volume of ¥9.8 million or $1.6 million USD. As for the Jail Intelligent Management System, WWT’s system has been incorporated as a typical target system for implementation at Nan Hu Correction Faciliy, the first modern jail in ZheJiang Province. The volume for WWT is expected to be over $2 million per facility to start with, and if successful the facilities in demand will be doubled every year afterwards.

Management Experience

The Company is a small boutique technology company of less than 15 employees and it is managed accordingly. The CEO, who is a technologist himself, initiates the R & D effort for wireless broadband systems innovations. He is also in charge of strategic alliance for integrating systems and subsystem to produce solutions. The Executive Vice President, who has extensive prior experience in procurement, purchase and marketing, directs daily operations of the Company. In addition, a member of the Board of Directors who has extensive experience with investment banking firms provides much of the necessary input for Teletronics to formulate its long term strategy.

Major routine management challenges come from fierce business competition from the inner industrial business community. The competitors, particularly those from Telcos, have teams, technology, name recognition and deep-pocket financial resource which cannot be matched by Teletronics. In this regard, selecting a truly niche market, having reliable customer connections, offering extra service, and performing reliable after-sales support become critical. The management is often at the very first-line of pursuing the business. This is especially true in recent years when the Company is making its way to enter the intelligent building business. Dynamic bandwidth delivery is important and Intranet becomes the essence. The management has lined up a dedicated contracting team for low-voltage system deployment which provides the versatility to do the build-up of a localized intelligent district from the bottom.

Industry Overview

Since the Telecommunications Reform Act of 1996, the telecom industry in now a level playing field. The most significant market place that impacts on everybody is undoubtedly the Internet. In the last five years or so, wireless Internet presents itself as the most significant segment of the industry for out-door and mobile environment. High speed high reliable wireless broadband network covering large open areas are increasingly on demand. While WiFi for public accessible, such as in parks, hotels, conference hall, campus, amusement parks, airport, bus and train stations, etc. becomes all more and more imperative, proprietary Intranet with WiFi coverage are equally on the rise for corporations, factories, camps, hospitals, resort towns, and even private homes.

The WiFi band is unlicensed, with the intention by the government to allow an individual WiFi product niche company to have a piece of the action. There are hundreds of companies getting into the wireless broadband (WiFi) business year after year. Historical events nevertheless have indicated that most of the WiFi product based companies for inventing, manufacturing and marketing wireless broadband products tend to be short lived. Well known examples of the inactive companies include those big names like Metricon, Broadlink, COMETA, in early days, YDI, Proxim in a couple years back and Avarian in the recent past. This is largely because technology advances so fast that no firm can produce a magic product, like a cancer drug, or a hair-growing spray, that can monopolize the market on a long term basis. Teletronics recognizes that the broadband wireless technology advance is always for meeting the demand of solutions for new applications. The latest trend is on the intelligent buildings, e-homes and smart cities. Therefore companies who have a hold of proven effective WiFi equipment technology, a team of field engineers capable of customer premises deployment, a capacity to exploit latest technology for applications, and well connected marketing channels, should be among the most survivable ones in market competitions. Although there are no assurances that we will be successful, Teletronics believes that it is prepared to meet this future market place and its competitors.

Sales and Distribution

The Company’s sales can be separated into two categories, product sales and solution sales. Historically, in the early years, product sales dominated the business while solution sales started to evolve in a slow but steady increasing pace in the last five years. Teletronics product sales include Routers (Access Points, Bridges, Repeaters and plug-in devices, at 900MHz, 2.4G and 5.8G as well as other customer designated frequency, such as 4.9GHz for emergency applications), antennas (Yagi, directional, sectors, columns, panels and dipoles), amplifier (with and without the automotive gain control), UDC (Up and Down frequency conveners), cables and many kinds of accessories such as lighting protectors, filters, etc. Most product sales are through distributors and/or vendors, while end users often purchase Teletronics products through Internet or simply walking in by pay and pick up. There are three dedicated salesmen, speaking English, French, Spanish and Arabic. Each distributor has this assigned territory covering a defined part of North America, South America, China, Middle East, South Pacific Islands, Australia and Africa. Generally speaking, Teletronics’ sales are surrounded by its flag-ship products of EZPlatform and TT, both are approaching their retirement age. New replacements, the EZPlatform Plus @ and EZMimo are scheduled to get pushed out to the market in mid 2014 with an expectation that the replacements will revive the slowly sagging sales of products in recent years. Solution sales are promoted directly from the high level staff of the Company. It involves strategic alliance and system to subsystem level collaborations. Typical subjects involve street lights, surveillance cameras, underground mining, location identifying, distant learning, entrance and gateway controls and tolling, etc. As these businesses are local, projects are unique in usage with levels of entry barriers that may take a long time to cultivate. In this regard, personal connections are very helpful. Because of the background of its upper management, Teletronics has picked China as the target for its principal solution-sales effort over the next 2 to 3 years starting in the summer of 2014.

Manufacturing and Suppliers

The Company’s products are assembled and integrated from more than hundreds of parts, from chipsets, elements, memories and PC boards all the way to cables, antennas and connectors. All parts are purchased from off-the shelf vendors. New items and new elements come to surface every day, and the Company tests these items and elements before placing trial orders, and then increases orders gradually. There are no single major suppliers. For the chipset, the Company currently utilizes Compex as its supplier. An OEM agreement exists between Compex and Teletronics.

Research and Development

Although we have engineers experienced in research and development, the Company does not have a separate R&D division and all its manpower expenditures are based on account codes which cover product development cost as well as product marketing cost. Product development is treated as pre-sale marketing. The Company has a team for application software development. The team develops software packages under Teletronics brand and does allow OEM versions for large customers. In accordance with our business strategy, the Company’s R&D is focused on special niche market requirements, such as the underground communications market.

Competition

The market for networking solutions for service providers, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications technology are highly competitive. The competition is experienced, competent and they have far greater financial and marketing resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales and marketing of their services than are available to us.

Almost all of our competitors offer a wider range of services and have greater name recognition and more extensive products and marketing outlets for their products than Teletronics. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services.

Intellectual Property

Since it was formed more than 20 years ago, the Company has secured more than 10 patents that have been used for its business. Many patents developed in early years dealt with subjects in the field of PBX and switching systems, and as time goes on they are no longer relevant to the main theme of Teletronics business. The Company chooses economic reasons not to maintain their patent status.

Because of the rapid succession of WAN and LAN technologies in which new schemes replace or circumvent almost certain the old ones in less than 2 years, Teletronics in recent years no longer pursues the filling of patents for certain short-lived proprietary system schemes it developed. Rather it puts emphasis on RF amplifiers and UDCs, of which Teletronics believes it is No.1 in the world and files patents whenever and wherever it feels the need to strengthen its advantages against competitors. There are two patents in this category as of March 31, 2014. We own trademarks registration on our logo and trade name of our Company. The EZPlateform, TT and EZMimo are also filed in China after receiving FCC (US) regulatory approval.

We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against infringers and counterfeiters, but these actions may not be successful, even when our rights have been infringed.

Employees

As of March 31, 2014, we had 15 full time employees and 2 part-time employees. The Company utilizes various independent contractors for marketing and auditing services.

Item 1A.  Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

The networking, enterprise WLAN, video surveillance, microwave backhauls machine-to-machine communications and IOT markets in which we compete are highly competitive and competitive pressures from existing and new products and solutions may have a material adverse effect on our business, revenues, growth rates and market share.

The networking, enterprise WLAN, video surveillance, microwave backhauls and machine-to-machine communications markets in which we compete are highly competitive. We expect competition to intensify in the future as other established and new companies introduce new products in the same markets we serve or intend to enter and as these markets continue to consolidate. In particular, companies with successful, widely known brands may price their products aggressively to compete with ours. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, end users may switch to other suppliers and our ability to sell our products may be impaired, which could harm our competitive position, revenues and prospects for growth.

Almost all of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.

As we move into new markets for different types of equipment, our brand may not be as well-known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

New entrants and the introduction of other distribution models in our markets may harm our competitive position.

The markets for development, distribution and sale of our products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business.

Historically, large, integrated telecommunications equipment suppliers controlled access to the wireless broadband infrastructure equipment and network management software that could be used to extend the geographic reach of wireless internet networks. However, in recent years, network operators and service providers have been able to purchase wireless broadband infrastructure equipment and purchase and implement network management applications from distributors, resellers and OEMs. In addition, increased competition from providers of wireless broadband equipment may result in fewer vendors providing complementary equipment to our products, which could harm our business and revenues. Broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive. If there is a major shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable with these proprietary standards.

We may not be able to enhance our products to keep pace with technological and market developments, or develop new products in a timely manner or at competitive prices.

The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our ability to keep pace with technological developments, satisfy increasing network operator and service provider requirements and achieve product acceptance depends upon our ability to enhance our current products and continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or network operator and service provider expectations could have a material adverse effect on our operating results if end users fail to purchase our products. In addition, we cannot assure you that the technologies and related products that we develop will be brought to market by us as quickly as anticipated or that they will achieve broad acceptance among network operators and service providers.

If we lose the services of our founder and chief executive officer, Dr. Dickson Fang, or other key members of our management team, we would be required to replace these individuals. We may not be able to smoothly transition and may incur additional expense to recruit and employ replacements.

Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founder and chief executive officer, Dr. Dickson Fang. Our future performance will also depend on our ability to continue to retain our other senior management. We do not maintain key person insurance for any of our personnel, except for a minor policy with respect to Dr. Fang.

Our growth strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits of those acquisitions.

Our growth strategy may include acquiring other similar businesses and properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;
•	the need to integrate acquired operations;
•	potential loss of key employees of the acquired companies;
•	potential lack of operating experience in a geographic market of the acquired business; and

•	an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Failure to pay on outstanding debentures may have a material adverse effect on the business of the Company.

On May 15, 2006, the Company sold $2,350,000 principal amount of 9% Convertible Debentures (“Debentures”) due June 30, 2010. Subsequently, on June 30, 2008, the Company and the Debenture holders agreed to lower the interest rate to 4.5% and to allow for the pay down of the principal as and when the Company had sufficient funds. Since the June 30, 2008 agreement the Company has been paying the interest and some principal every year. Through repayments and conversions, as of December 31, 2013, there remained outstanding Debentures totaling $489,000 owned by three separate investors in China (“Investors”). The Company subsequently entered into negotiations with the Investors and on January 1, 2014, the Investors agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances and payments every December 31 st for the next four years of $80,000, $100,000, $129,000 and $180,000, respectively, to be allocated pro rata between the Investors.

In the event the Company does not have the funds to pay the annual principal or interest payments as required and should the Investors institute legal action for payment it would have a material adverse effect on the Company and its ability to pay its financial obligations.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

We do not anticipate paying any dividends in the foreseeable future, which may reduce the return on your investment in our common stock.

To date, Teletronics has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings and the capital requirements of Teletronics, and Teletronics’ debt facilities and other factors considered appropriate by Teletronics’ Executive Officers and Directors. We cannot guarantee that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate, if we generate any profits at all, to fund our operations. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

We will need to raise additional capital and, in so doing, will further dilute the total number of shares issued and outstanding.

We will need to raise additional capital by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding. There can be no assurance that this additional capital will be available and, if the capital is available at all, that it will be available on terms acceptable to us. The issuances of additional equity securities by Teletronics may result in a significant dilution in the equity interests of its current security holders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success will almost certainly be adversely affected.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders and purchasers of common stock offered hereby. We are currently authorized to issue 65,000,000 million shares of common stock. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future public offerings or private placements of our securities for capital raising purposes, or for other business purposes.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors may be unable to sell their shares in a timely manner.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock. At the date hereof, we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased making this an illiquid investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of small-cap companies like Teletronics, which may adversely affect the market price of our common stock in a material manner.

The regulation of “Penny” stocks by the SEC and FINRA may discourage the tradability of our common stock.

We are a “penny stock” company. Our securities currently do not trade; however, when they do they will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent shareholder losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Rule 144 Sales In the Future May Have a Depressive Effect on our Stock Price.

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

•	our failure to achieve and maintain profitability;
•	changes in earnings estimates and recommendations by financial analysts;
•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	loss of significant clients or customers;
•	loss of significant strategic relationships.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company currently leases an 8,000 sq. ft. facility located in Gaithersburg, Md. The Company executed a new lease on April 22, 2014. The monthly rent is $7,000. The term is for 76 months commencing on August 1, 2014. The Company believes that these new facilities will be more than adequate to carry out all of its business activities for now and the foreseeable future. The Company’s China subsidiary rents approximately 3,000 sq. ft. of office space in Beijing on a month to month lease with lease payments of $1,520 per month.

Shanghai WWT IOT Technology Co. entered into multiple operating leases for office, warehouse facilities and corporation apartment in Shanghai China.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Penny Stock Considerations

There is presently no public market for our Common Stock. We intend applying for the quoting of our Common Stock on the OTC Bulletin Board upon effectiveness of this registration statement. However, there is no assurance that our Common Stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will develop.

The Company believes that if and when our common stock begins to trade that it would be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares will therefore be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of March 31, 2015, 6,450,940 of our current outstanding shares were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 35 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

The Company does not have a transfer agent at this time. Upon applying for listing on the OTC Bulletin Board, the Company will retain an SEC qualified transfer agent.

Recent Sales of Unregistered Securities

On December 30, 2013 and November 15, 2014, the Company sold 850,000 shares and 150,000 shares of its common stock for $850,000 and $150,000, respectively, to HK Haohai Investment Group, of which Lizhu Liang, a director of the Company, is President. The purchaser is an “accredited investor” and the shares issued were “restricted shares”. The shares were issued in accordance with an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and each stock certificate(s) was affixed with a legend restricting sales and transfers.

On December 15, 2014, the Company sold 9,500 shares of its common stock for $14,250 to one investor. The investor is an “accredited investor” and the shares issued were “restricted shares”. The shares were issued in accordance with an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and each stock certificate(s) was affixed with a legend restricting sales and transfers.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Overview

Teletronics designs, develops and manufactures a complete line of products and solutions for high speed wireless broadband systems, including antennas, RF amplifiers, up/down frequency converters, application servers, bridges, access points, routers and gateways. Teltronics’ technical team also provides on-site turn-key solutions for wireless broadband data, voice, video, and network applications around the world.

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

A reliable and marketable wireless system requires the 3C dimensions: Communications, Computer and Consumers, each of which as a limited life-cycle. As a 20-year old continuously-growing wireless broadband products and solution company, Teletronics regularly produces new products driven by the 3Cs to keep up with ever-changing technology. Our products have broadband and multi-frequency appeal (1st C), they employ high-speed digital processors on a generic Linux platform (2nd C), and are designed and manufactured for robust and low-cost delivery (3rd C). Under its registered trademark of “EZLoop”, Teletronics’ wireless broadband systems display 3 unique characteristics: (1). Long transmission distance, typically 15 miles for line-of-sight path; (2). Broad bandwidth for high-speed throughput data, 20MB per channel can be achieved in normal circumstances; and (3). Access gateways for efficient QoS (Quality of Service) and traffic control. Teletronics Smart Amplifiers are uniquely designed for maintaining fixed radiation power up to the antenna feed point irrespective of losses from feeding cables. Teletronics is the only patent holder for Automatic Gain Control (AGC) technology. The patent on the AGC amplifiers under U.S. Pat. No. 6,681,100 covers all bi-directional amplifier with AGC in 900 MHz, 2.4 GHz, and 5.8 GHz frequencies. While designing our Wireless Router and EZBridge, we carefully selected industrial-grade, top-quality components to withstand outdoor temperature variations. Along with the all-metal NEMA4/IP66 rated enclosure, these units are perfect for wide-scale, outdoor wireless broadband deployments.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2014 and 2013. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013.

	As of and for the Years Ended December 31,

	2014	2013	2014 vs. 2013

			$Change	% Change

Revenues
Net sales	$1,277,228	$1,782,824	$(505,596)	-28%
Net sales-related party	520,901	597,990	(77,089)	-13%

Total revenue	1,798,129	2,380,814	(582,685)	-24%
Cost of sales	589,291	858,762	(269,471)	-31%

Gross Profit	1,208,838	1,522,052	(313,214)	-21%
Percentage of net revenues	67%	64%
Operating expenses
Selling expenses	63,228	6,006	57,222	953%
General and administrative expenses	1,656,657	1,375,412	281,245	20%
Stock-based compensation	233,741	—	233,741

Total operating expenses	1,953,626	1,381,418	572,208	41%
Operating income (loss)	(744,788)	140,634	(885,422)	-630%
Percentage of net revenues	-41%	6%
Other income (expense)
Interest expense	(43,220)	(93,531)	50,311	-54%
Interest income	1,485	565	920	163%
Equity in loss of unconsolidated investees	(99,790)	(223,771)	123,981
Gain on sale of investment	3,256	—	3,256
Goodwill impairement	(451,901)
Other income (expense), net	8,226	51,209	(42,983)	-84%

Total other income (loss), net	(581,944)	(265,528)	(316,416)	119%
Income (Loss) before income tax
provision	(1,326,732)	(124,894)	(1,201,838)	962%
Income tax provision	(2,498)	(4,620)	2,122

Net income (loss)	(1,329,230)	(129,514)	(1,199,716)	926%

Revenues

Revenues decreased $583 thousand, or 24%, from $2.38 million in fiscal 2013 to $1.80 million in fiscal 2014. The decrease in revenue is mainly attributable to the slowdown on broadband wireless sales.

Revenues by Geographic Region

The Company’s reportable segments are segregated based on geographical locations. During the years ended December 31, 2014 and 2013, the Company operated in two reportable business segments: (1) Teletronics China, which includes Teletronics (Beijing) Science & Technology Co., Ltd. and Shanghai WWT IOT Technology Co. Ltd. On October 30, 2014, Teletronics (Beijing) Science & Technology Co., Ltd. acquired Shanghai WWT IOT Technology Co. Ltd., a leading Internet of Things (IOT) technology provider in China. The operations of both entities are located in the PRC. All revenues are derived from customers in the PRC. All of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the USA.

The following are our revenues, cost of sales and gross profits by geographic regions for fiscal 2014 and fiscal 2013.

	For the Years Ended December 31,

	2014		2013

United States	$860,825	48%	$1,381,613	58%
China	937,304	52%	999,201	42%
Total Revenue	1,798,129	100%	2,380,814	100%

United States	399,495	46%	653,169	47%
China	189,796	20%	205,593	9%
Total Cost of sales	589,291	33%	858,762	36%

United States	461,330	54%	728,444	53%
China	747,508	80%	793,608	79%
Total Gross profit	1,208,838	67%	1,522,052	64%

Revenues in the United States decreased $521 thousand, or 38%, from $1.38 million in fiscal 2013 to $0.86 million in fiscal 2014. The decreases were mainly due to the slowdown on broadband wireless sales. Revenue in China decreased $61 thousand, or 6%, from 999 thousand in fiscal 2013 to 937 thousand in fiscal 2014. The decrease mainly attributed to $77 thousand, or 13% decrease in sales to the related party, Xun Yun Tian Technologies (Zhejiang) since the service agreement expired in October 2014.

Cost of Sales and Gross Margin

Cost of sales decreased $269 thousand, or 31%, from $859 thousand in fiscal 2013 to $589 thousand in fiscal 2014. The decrease was primarily due to 24% decrease in total revenues in fiscal 2014.

Gross margin in fiscal 2014 was 67%, comparing to 64% in fiscal 2013, there was a 3% increase. The increase mainly attributed to 1% increase in gross margin in both United States and China.

Operating Expenses

Selling Expenses
Selling expenses consist primarily of employee salaries and associated costs for selling, marketing, and customer support. Selling expenses increased $57 thousand, from $6 thousand for the year ended December 31, 2013 to $63 thousand for the year ended December 31, 2014. The increase in selling expenses was primarily due to the acquisition of Shanghai WWT IOT Technology Co. on October 30, 2014. We included $38 thousand selling expenses for Shanghai WWT IOT Technology during the period November 1to December 31, 2014.

General and Administrative Expenses
General and administrative expenses consist primarily of employee salaries, benefits and associated costs for information systems, finance, legal, and administration of the Company. General and administrative expenses increased to $1.65 million for the year ended December 31, 2014, from $1.38 million for the year ended December 31, 2013, a $281 thousand or 20% increase. The increase mainly attributed to $158 thousand general and administrative expenses from Shanghai WWT IOT Technology for the period November 1 to December 31, 2014.

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

We use the Black-Scholes Option Pricing Model to determine the fair value of the stock option is $259,357, and the grant date fair value of the stock option is $0.17 per share. Stock-based compensation expense for the year ended December 31, 2014 is $ 233,741, and the remaining unrecognized cost is expected to amortize on a straight-line basis over approximately five months as of year ended December 31, 2014.

Equity in Loss of Unconsolidated Investee
Equity in loss of unconsolidated investee derived from the investment loss in Xun Yun Tian Technologies (Zhejiang). In April 2013, Teletronics Beijing subsidiary agreed to invest RMB 2,000,000 to Xun Yun Tian Technologies (Zhejiang) in exchange of 20% of ownership of Xun Yun Tian. As a result, we had the long-term investment of 20% ownership accounted under the equity methods as of December 31, 2013. On August 10, 2014, our board of director decided to sell our 0.1% ownership of Xun Yun Tian Technologies in an amount of RMB 20,000, to a third party. As a result of the transaction, we discontinued to use equity method to account for the investment of Xun Yun Tian Technologies (Zhejiang), and recognized a gain of $3,256 on sale of long-term investment at the year ended December 31, 2014. Equity investment in affiliate at the year ended December 31, 2014 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis as of December 31, 2013	Increase Share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net Loss	Foreign Currency Translation Adjustment	Ending Equity Investment Basis as of August 10, 2014

Equity	Xun Yun Tian Technologies (Zhejing, PRC)	100,266	—	(99,676)	(590)	—

 Goodwill Impairment
On October 30, 2014, Teletronics wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., entered into an acquisition agreement with the shareholders of Shanghai WWT IOT Technology Co., Ltd. Due to the financial hardship of Shanghai WWT IOT Technology Co., Ltd, both parties agreed that Shanghai WWT IOT Technology transferred 100% ownership to Teletronics (Beijing) with zero purchase price. After the transaction, Teletronics (Beijing) would acquire 100% ownership of Shanghai WWT IOT Technology Co., Ltd. After the allocation of the zero purchase price based on the purchase accounting (Note 15), we recorded the excess value from total assets over total liabilities as goodwill upon the acquisition. For the year ended December 31, 2014, we impaired the goodwill.

Provision for Income Taxes
Our provision for income taxes is comprised of the following:

Years ended December 31,	2014	2013

Current:
United States	$—	$—
Peoples' Republic of China	2,498	4,620
Deferred:
United States	$—	$—
Peoples' Republic of China	—	—
Total Provision for Income Taxes	$2,498	$4,620

The Federal and State net operating losses carry-forward are approximately $13,000,000 for the year ended December 31, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively. Our Beijing subsidiary is incorporated in Peoples’ Republic of China (PRC), and is subject to PRC’s Unified Enterprise Income Tax Law (EIT). For the years ended December 31, 2014 and 2013, our Beijing subsidiary recorded income tax expenses of $2,498 and $4,620, respectively.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources:

	As of

	December 31, 2014	December 31, 2013	$ Change	% Change

Working capital	$21,218	$475,440	$(454,222)	-96%

Cash and cash equivalents	$228,260	$893,183	$(664,923)	-74%
Long-term investments	—	100,266	(100,266)	-100%

Total cash, cash equivalents, and investments	249,478	1,468,889	(1,219,411)	-83%
Long-term debt	407,266	—	407,266

Net cash, cash equivalents, and investments	$(157,788)	$1,468,889	$(1,626,677)	-111%

The significant components of our working capital are cash and cash equivalents, accounts receivable, accounts receivables from related party, other receivables and inventories, reduced by accounts payable, accrued liabilities, deferred compensation, short-term loan from related party and convertible debentures-current portion. Working capital decreased by $454 thousand at the year ended December 31, 2014. The decrease primarily attributed to $665 thousand decrease in cash and cash equivalents, which was due to the acquisition of Shanghai WWT IOT Technology in October 2014, and we lend about $170 thousand to the company to relieve its financial burden as of year ended December 31, 2014. In addition, upon the acquisition, we took over $733 thousand short-term loan from the related-party, which significantly increased the current liabilities at the year ended December 31, 2014.

Summary of Cash Flows

As of year ended December 31, 2014, our cash and cash equivalents decreased by $665 thousand primarily due to the acquisition of Shanghai WWT IOT Technology in October 2014. The following table summarizes cash flows from our Consolidated Statements of Cash Flows:

	Year Ended December 31,

	2014	2013	$ Change	Change %

Net cash provided by (used in) operating activities	$(793,698)	$318,495	(1,112,193)	-349%
Net cash used in investing activities	(108,276)	(324,331)	216,055	-67%
Net cash provided by financing activities	234,250	780,000	(545,750)	-70%

Cash Flows from Operating Activities
Net cash used in operating activities in fiscal 2014 of $794 thousand consisted primarily of net loss of $1.3 million offset by changes in operating assets and liabilities. These changes consisted primarily of a $182 thousand increase in accounts receivable due to the acquisition of Shanghai WWT IOT Technology Co. on October 30, 2014; a $487 thousand increase in accounts receivable to related party, Xun Yun Tian Technologies, due to the delay on collection; a $75 thousand decrease in other receivable due to upon the acquisition, Shanghai WWT IOT Technology focused on the collection for other receivable, which primarily included the allowance for travel expenses of various employees, during the period November 1 to December 31, 2014 ; a $114 thousand decrease in inventory due to the acquisition, Shanghai WWT IOT Technology tried to move its current inventory after the acquisition, and its inventory deceased $191 thousand for the period November 1 to December 31, 2014; a $59 thousand increase in deferred compensation due to unpaid compensation to Dr. Fang during 2014. Additionally, our net loss included non-cash adjustments due to equity in loss of unconsolidated investee, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence, stock-based compensation and goodwill impairment. The net of these non-cash adjustments resulted in a reduction of our net cash used in operating activities of $889 thousand.

Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 of $108 thousand consisted primarily of purchase of property and equipment of $27 thousand due to moving into a new building in August 2014, we purchased some new office equipment, such as computers and printers, etc., and $83 thousand loan from related party due to the acquisition.

Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 of $234 thousand consisted primarily of repayment of convertible debenture of $70 thousand and proceeds from issuance of common stock of $164 thousand.

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

During 2013, we made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of conversion and payments, we had an unchanged debenture balance of $489,000 at December 31, 2013.

On January 1, 2014, we entered negotiations with the debenture holders (“holders”). The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances, and the payments should be paid every December 31st for the next four years by $80,000, $100,000, $129,000 and $180,000, respectively, which should be allocated pro rata among the investors. During 2014, the Company made payment to debenture holders for a total amount of $102,005, which consisted of convertible debenture of $80,000 and related accrued interest of $22,005.

As a result, the Company had a balance of $409,000 at December 31, 2014.

On October 24, 2014, due to financial hardship, Shanghai WWT IOT Technology Co. entered into a debt restructure agreement with Guangsong Fan, Zhengzhou Chen and Yaqiong Zhang. Guangsong Fan is the former director of Shanghai WWT IOT Technology, and Zhengzhou Chen and Yaqiong Zhang are Mr. Fan’s friends, and they authorized Mr. Fan to handle the debt restructure on their behalf. The total debt amount is RMB 17,800,000 AND based on the debt restructure agreement, Shanghai WWT IOT Technology was forgiven total debt of RMB 10,800,000. The remaining debt of RMB 7,000,000 should be paid as the following schedule:

●	On February 28th, 2015, Shanghai WWT IOT Technology will pay Mr. Fan RMB 1,000,000;

●	From June 30th, 2015 to May 30th, 2016 Shanghai WWT IOT Technology will pay Mr. Fan RMB 500,000 on the 30th of each month, and total RMB 6,000,000;

●	Mr. Fan agreed to waive the interest on the total debt.

Upon the acquisition of Shanghai WWT IOT Technology Co. Ltd. on October 31, 2014, Teletronics took over the loan from Mr. Fan. For the year ended December 31, 2014, the loan to related party was RMB 7,000,000, which was $1,140,344.

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Board of Directors approved a stock purchase agreement with Hong Kong Haohai Group Holdings Limited (HK Haohai Group), who agreed to purchase the Company’s stock up to a maximum of 1,700,000 shares. Within the agreement, the First Closing shall occur within 30-day period to allow the new investor arrange necessary investments to the Company. In addition, one or more Additional Closing may be scheduled and shall be held within 180 days from the completion date of First Closing, or 10 days before the Company completes its initial public listing. For the year ended December 31, 2013, the Company had issued and sold 850,000 shares of its common stock at $1.00 per share to HK Haohai Group in the amount of $850,000 (First Closing). Pursuant to the agreement and subject to the condition that the total investment under the agreement, exceeds $850,000, the Company agrees that it shall nominate one candidate from the new investor to be considered to become a Board of Director according to the Company’s bylaws and shall continue the nomination each year as long as HK Haohai Group maintains its investment holding percentages, relative to the total authorized share of 70,000,000. Further within the stock purchase agreement, upon total purchase exceeds one million shares, the Company will grant one share of stock option for every 2 shares of common stock purchased. The option price will remain as $1.00 per share. The stock option shall be exercisable at any time and no later than December 31, 2016 or the date of the initial public offering of the capital stock of the Company whichever is earlier. As of December 31, 2014, we did not grant stock option to the new investor. For the year ended December 31, 2014, the Company had issued and sold another 150,000 shares of its common stock at $1.00 per share to the investor in the amount of $150,000.

Teletronics International USA entered into an operating lease for its office and warehouse facilities in Rockville, MD. The lease expired in July 2014. The total rent paid for the year ended 2014 and 2013 were $270,637 and $391,411, respectively.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2014, we have not engaged in any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

TELETRONICS INTERNATIONAL, INC.
Index to audited financial statements

3230 Fallow Field Drive, Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Teletronics International, Inc.

We have audited the accompanying consolidated balance sheets of Teletronics International, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2014 and 2013. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletronics International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17, the Company has a deficiency in working capital, negative cash flows from operating activities, and a history of losses resulting in an accumulated deficit. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simon & Edward, LLP

Diamond Bar, California

April 17, 2015

Teletronics International, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2014	2013 (Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$228,260	$893,183
Notes receivable	32,581	—
Accounts receivable, net of allowance for doubtful accounts of $6,598 and $17,964, respectively	535,147	122,675
Accounts receivable -- Related Party	487,383	—
Other receivable	240,069	92,065
Costs in excess of billings on uncompleted contracts (“CIE”)	432,069	—
Inventories, net of inventory reserve of $255,754 and $469,082, respectively	911,540	499,340
Advance to suppliers	52,505	75,256
Investment	16,400	—
Prepaid expenses	47,117	5,321

Total current assets	2,983,071	1,687,840
Property and equipment, net	175,263	1,411
Long-term Investment	—	100,266
Restricted cash	200,257	199,847
Intangible contract asset	185,358	—
Other assets	30,188	12,379

Total assets	$3,574,137	$2,001,743

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities:
Accounts payable	$445,798	$79,566
Billings in excess of costs on uncompleted contracts (“BIE”)	371,256	—
Deferred compensation	560,713	501,613
Convertible debentures	100,000	489,000
Loan from shareholder	150,000	—
Short-term loan from related party	733,078	—
Accrued expenses and other current liabilities	601,008	142,221

Total current liabilities	2,961,853	1,212,400
Convertible debenture	309,000	—
Deferred rent-non current	36,296	—
Long-term loan from related party	407,266	—

Total liabilities	3,714,415	1,212,400

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; authorized 5,000,000 and 0 shares, issued and outstanding 0 shares	—	—

Common stock, $0.01 par value; authorized 65,000,000 and 30,000,000 shares, issued and outstanding 17,754,562 and 17,595,062 shares	177,546	175,951

Additional paid-in capital	17,429,302	17,032,906
Accumulated other comprehensive loss	(950)	(2,568)
Accumulated deficit	(17,746,176)	(16,416,946)

Total stockholders’ equity (deficit)	(140,278)	789,343

Total liabilities and stockholders’ equity (deficit)	$3,574,137	$2,001,743

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31,	2014	2013 (Restated)

Net revenue	$1,277,228	$1,782,824
Net revenue- related party	520,901	597,990

Total net revenue	1,798,129	2,380,814
Cost of revenue	459,086	796,035
Provision for inventory obsolescence	130,205	62,727

Total cost of revenue	589,291	858,762

Gross profit	1,208,838	1,522,052

Operating expenses:
Selling expenses	63,228	6,006
General and administrative expenses	1,656,657	1,375,412
Stock-based compensation	233,741	—

Total operating expenses	1,953,626	1,381,418

Income (Loss) from operations	(744,788)	140,634

Other income (expense):
Interest expense	(43,220)	(93,531)
Interest income	1,485	565
Equity in loss of unconsolidated investees	(99,790)	(223,771)
Gain on sale of investment	3,256	—
Goodwill impairement	(451,901)	—
Other income (expense), net	8,226	51,209

Total other income (loss), net	(581,944)	(265,528)

Loss before income tax provision	(1,326,732)	(124,894)
Income tax provision	(2,498)	(4,620)

Net loss	$(1,329,230)	$(129,514)

Comprehensive loss statement:
Net loss	$(1,329,230)	$(129,514)
Foreign currency translation income (loss)	1,618	(2,378)

Total comprehensive loss	$(1,327,612)	$(131,892)

Net loss Per Common Share:
Basic	$(0.08)	$(0.01)
Diluted	(0.08)	(0.01)
Weighted Average Common Shares Outstanding:
Basic	17,649,444	15,997,528
Diluted	17,649,444	15,997,528

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

				AccumulatedOther		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2012	15,927,562	$159,276	$14,818,277	$(190)	$(16,287,432)	$(1,310,069)

Translation adjustment	—	—	—	(2,378)	—	(2,378)

Issuance of common shares	850,000	8,500	841,500	—	—	850,000

Issuance of common shares upon exercise of convertible debentures	817,500	8,175	809,325	—	—	817,500

Forgiveness of accrued officer compensation and accrued interest	—	—	563,804	—	—	563,804

Net loss (Restated)	—	—	—	—	(129,514)	(129,514)

Balance, December 31, 2013	17,595,062	$175,951	$17,032,906	$(2,568)	$(16,416,946)	$789,343

Translation adjustment				1,618		1,618

Stock-based compensation			233,741			233,741

Issuance of common shares	159,500	1,595	162,655			164,250

Net loss	—	—	—	—	(1,329,230)	(1,329,230)

Balance, December 31, 2014	17,754,562	$177,546	$17,429,302	$(950)	$(17,746,176)	$(140,278)

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2014	2013 (Restated)

Cash flows from operating activities:
Net loss	$(1,329,230)	$(129,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,080	263
Allowance for doubtful accounts	(11,366)	13,468
Allowance for obsolete inventory	130,205	62,727
Equity in loss of unconsolidated investee	99,790	223,771
Stock based compensation	233,741	—
Impairment loss on goodwill	451,901	—
Amortization of intangible contract asset	(24,811)	—
Gain on sale of long-term investment	(3,256)	—
Changes in assets and liabilities:
Accounts receivable	(181,828)	(18,280)
Accounts receivable-related party	(487,010)	—
Other receivable	74,674	91,661
Costs in excess of billings on uncompleted contracts	8,113	—
Inventories	114,179	206,230
Advance to suppliers	22,751	(52,942)
Prepaid expense	(9,524)	(862)
Restricted cash	(410)	48
Other assets	(7,000)	893
Accounts payable	(49,125)	(95,250)
Billings in excess of costs on uncompleted contracts	(10,864)	—
Deferred compensation	59,100	78,300
Accrued expenses and other current liabilities	113,191	(62,018)

Net cash provided by (used in) operating activities	(793,699)	318,495

Cash flows from investing activities:
Purchase of property and equipment	(26,824)	(1,655)
Loan to related party	(82,584)	—
Purchase of long-term investment	(16,400)	(322,676)
Proceeds from sale of investments	3,256	—
Cash from acquisition	14,276	—

Net cash used in investing activities	(108,276)	(324,331)

Cash flows from financing activities:
Repayment of convertible debenture	(80,000)	(70,000)
Proceeds from shareholder	150,000	—
Proceeds from issuance of common stock	164,250	850,000

Net cash provided by financing activities	234,250	780,000

Effect of exchange rate changes on cash and cash equivalents	2,802	(5,093)

Net increase (decrease) in cash	(667,725)	774,164

Cash and cash equivalents – beginning of year	893,183	124,112

Cash and cash equivalents – end of year	$228,260	$893,183

Supplemental disclosure of cash flows information
Cash paid during the year for:
Income taxes	$4,661	$—
Interest	$22,004	$57,733
Supplemental disclosure of cash flows for non-cash transaction
Issuance of common shares in connection with exercise of convertible debentures and related interest payable	$—	$817,500
Forgiveness of accrued officer compensation and accrued interest	$—	$563,804

See accompanying notes to consolidated financial statements.

Teletronics International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Teletronics International, Inc. and its wholly owned subsidiaries, Teletronics (Beijing) Science & Technology Co., LTD., and Shanghai WOT IOT Technology Co. Ltd. (collectively referred as “the Company”).

The nature of operations is as follows:

•

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

•

Teletronics (Beijing) Science & Technology Co., Ltd. is a wholly owned subsidiary of Teletronics International, Inc. and was set up on March 21, 2012 under the laws of the People’s Republic of China (PRC). Its primary function is to provide integration solutions, technical consulting, and training for in-house developed products.

•

Shanghai WWT IOT Technology Co. Ltd. was acquired by Teletronics (Beijing) Science & Technology Co., Ltd. on October 30, 2014. WWT is a leading Internet of Things (IOT) technology provider in China. The Company has been engaged in sensor networks based on wireless technology, researched and formulated solutions, developed the products, and provided engineer services. Our major industrial market segments include: 1) mining -- ramp-to-ramp automatic traffic coordination in demanding physical environments; 2) correctional facilities -- full-coverage precision location identification and security surveillance for individuals among crowds; 3) nursing homes -- remotely monitored nursing services supported by real time data via embedded or wrist sensors.

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

Segment Information (continued)

The Company’s reportable segments are segregated based on geographical locations. During the years ended December 31, 2014 and 2013, the Company operated in two reportable business segments: (1) Teletronics China, which includes Teletronics (Beijing) Science & Technology Co., Ltd. and Shanghai WWT IOT Technology Co. Ltd., and the operations of both entities are located in the PRC. All revenues are derived from customers in the PRC. All of the operating assets are located in the PRC. (2) Teletronics International, Inc., the operations of which are conducted in the USA.

Information with respect to these reportable business segments for the years ended December 31, 2014 and 2013 were as follows:

	For the Years Ended December 31,

	2014	2013

Revenue	$1,798,129	$2,380,814
USA	860,825	1,381,613
PRC	937,304	999,201

Cost of revenue	$589,291	$858,762
USA	399,495	653,169
PRC	189,796	205,593

Net income (loss)	$(1,329,230)	$(129,514)
USA	(1,069,762)	(473,372)
PRC	(259,468)	343,858

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

Revenues derived from USA segment was in approximate amount $861 thousand and $1.3 million for the year ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the revenue of PRC consisted of $823 thousand revenue derived from Teletronics (Beijing) Science & Technology Co., Ltd. in fiscal year 2014, and $115 thousand revenue derived from Shanghai WWT IOT Technology Co. Ltd. for the period November 1, 2014 to December 31, 2014. The profit margin of PRC segment is higher due to lower related costs. Majority of cost only involved costs of labor and minor purchase of inventory. The majority revenue of USA segment consisted of wireless technology systems through normal distribution.

Revenue Recognition

The Company has three streams of revenues: 1) the revenue derived from sales of products to customers; 2) the revenue derived from performing services and customer supports; 3) the revenue derived from engaging in contracts to customize built the equipment and provide technical support during the term of the contract to various customers, such as mining companies, nursing homes, etc.

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

Revenue is reported on the completed contract method since majority of the contract usually completed within one year. Revenue is generated predominantly from the sales of various types of equipment and providing engineering services for mining companies, correctional facilities and nursing homes. Each contract includes these two portions of revenue. Generally, the revenue from the contract to provide equipment and engineering service are recognized when the contract is substantial completed.

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the entire contract is made. Losses are recognized in the period in which they become evident under the completed-contract method. The loss will be presented as a separately captioned current liability on the statement of financial position.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $6,521 and $6,654 for the years ended December 31, 2014 and 2013.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All corresponding shipping and handling costs are classified as cost of revenue and amounted to $38,980 and $25,409 for the years ended December 31, 2014 and 2013.

Cost of Revenue

The cost of revenue consists of all costs of purchase, costs of conversion, shipping and handling costs, any cost related to inventory adjustment, which includes write downs of excess and obsolete inventory, and cost related to service performed, including salaries expense and reimbursement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEIS (continued)

Research and Development Costs

Research and development costs are expensed as incurred. Costs include payroll, employee benefits, supplies, and overhead costs associated with research and development activities. Research and development expenses incurred for the years ended December 31, 2014 and 2013 amounted to $95,912 and $7,255.

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

Restricted Cash

The Company had $200,257 and $199,847 of restricted cash which was classified as a non-current asset at December 31, 2014 and 2013. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc. The restrictions expire when related obligations are fulfilled. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in a certificate of deposit. Income from these investments is paid to the Company.

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

Costs in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts represent the excess of contract costs using the completed contract method over billings to date on certain contracts. Billings in excess of costs on uncompleted contracts represents the excess of billings to date over the amount of contract costs recognized to date using the completed contract method on certain contracts. Since most of our contracts usually are completed within one year, we use completed contract method.

Inventories

The Company’s inventories are stated at lower-of-cost-or-market value. Cost is determined using the weight-average method. The Company periodically reviews the market price to write down the inventory cost. The Company recorded $255,754 and $469,082 of inventory valuation reserve for obsolescence and LCM inventory adjustments for the years ended December 31, 2014 and 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEIS (continued)

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

Other investments include equity securities that are not publicly traded. These investments are recorded at cost.. A decline in the value of other investments below cost that is deemed to be other than temporary is charged to earnings, resulting in a new cost basis for that investment.

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

Fair Value of Financial Instruments

The Company is required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “Financial Instruments”. As of December 31, 2014 and 2013, the Company believes that the carrying value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, accrued expenses, and convertible debentures approximate fair value due to the short maturity of theses financial instruments and are based on quoted price in active markets (inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date).

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

As of December 31, 2014 and 2013, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEIS (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

The Company maintains its cash balances at various banks in the U.S. All funds in a noninterest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2011 through December 31, 2012. As of December 31, 2012, there was no cash balance in bank uninsured by FDIC. Beginning January 1, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit insurance coverage to funds in a noninterest-bearing transaction account. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At December 31, 2014, uninsured cash balances in any domestic U.S. financial institution was $0.

Contracts with clients usually contain standard provisions allowing the client to curtail or terminate contracts for convenience. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination.

The Company maintains its cash with banks in the PRC. Cash accounts are not insured or otherwise protected. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believe is not exposed to any significant risks on its cash in bank accounts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEIS (continued)

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the years ended December 31, 2014 and 2013, the numbers of basic and diluted shares of common stock are the same since any effect from outstanding convertible debentures and stock options would be anti-dilutive.

The following table sets forth the computation of basic and diluted income per common share:

Years ended December 31,	2014	2013

Net loss	$(1,329,230)	$(129,514)

Weighted-average shares of common stock outstanding
Basic	17,649,444	15,997,528
Dilutive effect of convertible debentures and interest payable	—	—
Diluted	17,649,444	15,997,528

Loss per share
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Comprehensive Income (Loss)

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2014 and 2013 included net loss and income (loss) from foreign currency translation adjustments.

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

December 31, 2014	Average Rate for the year		Exchange Rate at year end

RMB (¥)	RMB	6.1432	RMB	6.1385
United States dollar ($)		$1.0000		$1.0000

December 31, 2013	Average Rate for the year		Exchange Rate at year end

RMB (¥)	RMB	6.1981	RMB	6.1140
United States dollar ($)		$1.0000		$1.0000

3. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on our financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The new guidance will be effective for us beginning July 1, 2014. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU 2-14-09”). ASU 2-14-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

4. INVENTORIES

Inventories consisted of the following:

December 31,	2014	2013
Raw materials	$503,584	$356,071
Work-in-progress	9,465	13,738
Finished goods	633,245	598,613
Capitalized import costs	21,000	—

Total inventories	1,167,294	968,422
Less – provision for obsolescence	(255,754)	(469,082)

Total inventories, net	$911,540	$499,340

5. COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

After the acquisition of Shanghai WWT IOT Technology Co. Ltd. our CIE balance as of December 31, 2014 was $432,069, and our BIE balance as of December 31, 2014 was $371,256. Our primary CIE and BIE balances by customers as of December 31, 2014 are as follows:

	December 31, 2014

Customer/Project Owner	Accumulated Cost	Accumulated Billings	Costs in Excess of Billings	Billings in Excess of Costs

Company B	$39,251	$—	$39,251	$—
Company C	1,120	—	1,120	—
Company F	—	47,457	—	47,457
Company G	207,547	233,364	—	25,817
Company J	55,845	69,618	—	13,773
Company M	1,905	—	1,905	—
Company N	58,527	48,454	10,073	—
Company O	2,008	2,765	—	757
Company P	14,536	—	14,536	—
Company Q	322,961	331,840	—	8,879
Company R	21,120	16,554	4,566	—
Company S	153,641	172,578	—	18,937
Company T	173,667	—	173,667	—
Company V	4,139	8,090	—	3,951
Company W	15,255	14,202	1,053	—
Company X	144,294	212,234	2,008	69,948
Company Y	36,929	90,782	—	53,853
Company Z	429,993	282,928	147,065	—
Company AA	—	7,797	—	7,797
Company CC	110,230	92,731	17,499	—
Company EE	177,669	297,756	—	120,087
Company FF	2,146	—	2,146	—
Company GG	230	—	230	—
Company HH	661	—	661	—
Others	16,289	—	16,289	—

	$1,989,963	$1,929,150	$432,069	$371,256

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31,	2014	2013
Research and development equipment	$58,670	$58,670
Machinery and equipment	226,925	60,027
Furniture and fixtures	26,263	21,755
Vehicles	30,340	30,340
Electric equipment	72,641	—
Leasehold improvements	41,724	—
Other	40,634	—

Total property and equipment	497,197	170,792
Less – accumulated depreciation	(321,934)	(169,381)

Total property and equipment, net	$175,263	$1,411

Depreciation expense for the year ended December 31, 2014 and 2013 was $13,080 and $263.

7. LONG-TERM INVESTMENT

The Company had the following long-term investment accounted under the cost method and equity method for the year ended December 31, 2014 and 2013, respectively:

	Type	Investee	Investment Ownership	Profit rate of distribution

December 31, 2014	Cost	Xun Yun Tian Technologies
		(Zhejiang)	19.9%	19.9%

December 31, 2013	Equity	Xun Yun Tian Technologies	20%	20%
		(Zhejiang)

Equity investment in affiliate for the year ended December 31, 2014 and 2013 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2013	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis August 10, 2014

Equity	Xun Yun Tian
	Technologies
	(Zhejiang,)	100,266	—	(99,676)	(590)	—
	PRC

Type	Equity Investee	Beginning Equity Investment Basis December 31, 2013	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net loss	Foreign currency Translation Adjustment	Ending Equity Investment Basis August 10, 2014

Equity	Xun Yun Tian
	Technologies
	(Zhejiang,)	—	322,676	(223,771)	1,361	100,266
	PRC

As of December 31, 2013, the Company has a 20% ownership interest in Xun Yun Tian Technologies. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. On August 10, 2014, the Company’s board of director decided to sell its 0.1% ownership of Xun Yun Tian Technologies in an amount of RMB 20,000 to a third party. As result of the transaction, the Company would discontinue use of the equity method to account for investment of Xun Yun Tian Technologies (Zhejiang) and recognized gain on sale of long-term investment amounted $3,256.

8. DEFERRED COMPENSATION

Deferred compensation represented the unpaid compensation due to the Company’s CEO, Mr. Fang. As of December 31, 2011, the Company had ending balances of deferred compensation in the amount of $745,013 and related interest of $152,308 accrued at annual interest of 4%. For the period of 2012, the Company had accrued additional yearly deferred compensation in the amount of $78,300 along with related interest of $31,496 and did not make any payments to the CEO. As a result of additional accrual and non-payment, the Company had deferred compensation balance of $823,313 with related accrued interest of $183,804. For the year of 2013, the Company had accrued additional yearly deferred compensation in amount of $78,300 along with interest of $34,626 and only made interest payment of $20,000. In December 2013, the CEO had decided to cancel partial of deferred compensation in the amount of $400,000 along with related accrued interest of $163,804. As a result of forgiveness of compensation and interest, an amount of $563,804 was credited to the Company’s additional paid in capital account. At December 31, 2013, the Company had remaining outstanding balance of $501,613 as deferred compensation along with related accrued interest of $34,626. The Company had accrued additional deferred compensation and interest in amount of $59,100 and $21,215 for the year ended December 31, 2014. Therefore, the balance of deferred compensation as of December 31, 2014 was $560,713 and related interest of $55,841.

The following are the schedule of the deferred compensation along with accrued interest.

Description	Deferred compensation	Accrued related interest	Total

As of December 31, 2012	823,313	183,804	1,007,117
2013 accrual	78,300	34,626	112,926
2013 payment	—	(20,000)	(20,000)
Forgiveness of compensation and interest	(400,000)	(163,804)	(563,804)

As of December 31, 2013	$501,613	$34,626	$536,239

2014 accrual	78,300	21,215	99,515
2014 payment	(19,200)	—	(19,200)

2014 total accrual	59,100	21,215	80,315

As of December 31, 2014	$560,713	$55,841	$616,554

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

During 2013, the Company made payments to other debenture holders for a total amount of $107,733, which consisted of convertible debenture of $70,000 and related accrued interest of $37,733. As a result of conversion and payments, the Company had a balance of $489,000 at December 31, 2013.

The Company had entered into negotiations with the debenture holders (“holders”) on January 1, 2014. The holders agreed in writing to accept an interest rate of 4.5% per annum on the unpaid balances and payments every December 31st for the next four years of $80,000, $100,000, $129,000 and $180,000, respectively, to be allocated pro rata between the Investors. During 2014, the Company made payment to debenture holders for a total amount of $102,005, which consisted of convertible debenture of $80,000 and related accrued interest of $22.005. As the result, the Company had a balance of $409,000 at December 31, 2014.

10. LOAN FROM RELATED PARTIES

(1) Loan from Related Party

On October 24, 2014, due to financial hardship, Shanghai WWT IOT Technology Co. entered into a debt restructure agreement with Guangsong Fan, Zhengzhou Chen and Yaqiong Zhang. Guangsong Fan is the former director of Shanghai WWT IOT Technology, and Zhengzhou Chen and Yaqiong Zhang are Mr. Fan’s friends, and they authorized Mr. Fan to handle the debt restructure on behalf of them. The total debt amount is RMB 17,800,000, AND based on the debt restructure agreement, Shanghai WWT IOT Technology was forgiven total debt of RMB 10,800,000. The remaining debt of RMB 7,000,000 should be paid as the following schedule:

•	On February 28th, 2015, Shanghai WWT IOT Technology will pay Mr. Fan RMB 1,000,000;

•	From June 30th, 2015 to May 30th, 2016, Shanghai WWT IOT Technology will pay Mr. Fan RMB 500,000 on the 30th of each month, and total RMB 6,000,000;

•	Mr. Fan agreed to waive the interest on the total debt.

Upon the acquisition of Shanghai WWT IOT Technology Co. Ltd. on October 31, 2014, Teletronics took over the loan from Mr. Fan. For the year ended December 31, 2014, the loan to related party was RMB 7,000,000, which was $1,140,344.

(2) Loan from shareholder

As of December 31, 2014, the Company had non-interest bearing and due upon demand outstanding borrowings from its shareholder and CEO, Dickson Fang, in aggregate amount of $150,000.

11. STOCKHODERS’ EQUITY

On October 22, 2013, the Board of Directors resolved to increase the authorized capital shares of the Company to 70,000,000 shares, including 65,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Stock purchase agreement

On October 22, 2013, the Board of Directors approved a stock purchase agreement with a new investor who agreed to purchase the Company’s stock up to a maximum of 1,700,000 shares. Within the agreement, the First Closing shall occur within 30-day period to allow the new investor arrange necessary investments to the Company. In addition, one or more Additional Closing may be scheduled and shall be held within 180 days from the completion date of First Closing, or 10 days before the Company completes its initial public listing. For the year ended December 31, 2013, the Company had issued and sold 850,000 shares of its common stock at $1.00 per share to the new investor in amount of $850,000 (First Closing). Pursuant to the agreement and subject to the condition that the total investment under the agreement, exceeds $850,000, the Company agrees that it shall nominate one candidate from the new investor to be considered to become a Board of Director according to the Company’s bylaws and shall continue the nomination each year as long as the new investor maintains its investment holding percentages, relative to the total authorized share of 70,000,000. Further within the stock purchase agreement, upon total purchase exceeds one million shares, the Company will grant one share of stock option for every 2 shares of common stock purchased. The option price will remain as $1.00 per share. The stock option shall be exercisable at any time and no later than December 31, 2016 or the date of the initial public offering of the capital stock of the Company whichever is earlier. As of December 31, 2014, the Company did not grant stock option to the new investor. For the year ended December 31, 2014, the Company had issued and sold another 150,000 shares of its common stock at $1.00 per share to the investor in amount of $150,000

12. STOCK-BASED COMPENSATION

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

Fair value of our common stock—

Because the Company’s stock was not publicly traded prior to its initial public offering, the fair value of the common stock underlying its stock option was determined by its board of directors on grant date. The assumptions the Company used in the valuation model are highly complex and subjective. The Company base its assumptions on future expectations combined with management judgment. In the absence of a public trading market, its board of directors exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of its common stock as of the date of the option grant. These judgments and factors will not be necessary to determine the fair value of new awards once the underlying shares begin trading. For now the Company includes the following factors:

•	Financial metrics, including but not limited to, its results of operations and history of losses;

•	lack of marketability of its common stock;

•	current business conditions and projections;

•	the hiring of key personnel;

•	the introduction of new products;

•	the fact that the option grants involve illiquid securities in a private company;

•	the risks inherent in the development and expansion of its products and services; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or sales of its company, giving prevailing market conditions.

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

The fair market value of the stock option is $259,357. The grant date fair value per share of stock option is $0.17. Stock-based compensation expense for the year ended December 31, 2014 is $233,741. The remaining unrecognized cost is expected to amortize on a straight-line basis over a period of approximately five months as of December 31, 2014.

A summary of option transactions during the nine-month ended December 31, 2014 is as follows:

	Number of Option	Exercise Price	Remaining Contractual (months)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	—	$—	—	$—
Nonvested as of January 1, 2014	—	—	—	—
Exercisable as of January 1,2014	—	—	—	—
Granted	1,500,000	1.00	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—

Outstanding at December 31, 2014	1,500,000	$1.00	52	$—

Nonvested as of December 31, 2014	400,000	$1.00	52	$—

Exercisable as of December 31, 2014	1,100,000	$1.00	52	$—

13. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who are least at 21 years of age and have completed nine consecutive months of service. The Company may make matching and profit sharing contributions to the 401(k) plan. Company contributions vest ratably over a six-year period beginning after the second year of service. The Company did not make any matching or profit sharing contributions to the plan for the year ended December 31, 2014.

13. INCOME TAXES

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013:

Years ended December 31,	2014	2013

US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Extinguishment of accrued compensation	—%	66%
and accrued interest
US Net operating loss used	—%	(40	) %
Tax exemption and un-deductible items	(25)%	(50	) %

Total provision for income taxes	—%	1%

The provision for income taxes is comprised of the following:

Years ended December 31,	2014	2013

Current:
United States	$—	$—
Peoples’ Republic of China	2,498	4,620
Deferred:
United States	—	—
Peoples’ Republic of China	—	—

Total Provision for Income Taxes	$2,498	$4,620

The Company’s subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., is incorporated in the PRC and is subject to PRC’s Unified Enterprise Income Tax Law (“EIT”). For the years ended December 31, 2014 and 2013, the Company’s subsidiary recorded income tax expense of $2,498 and $4,620, respectively.

The components of the net deferred tax assets are as follows:

December 31,	2014	2013

Current:
Allowance for bad debt	$2,603	$6,107
Inventory reserve	100,882	159,488

Current deferred tax assets	103,485	165,595
Less valuation allowance	(103,485)	(165,595)

Current net deferred tax assets	—	—

Non-current:
Depreciation	6,046	—
Deferred rent	15,335	—
Net operating loss carry-forwards	5,205,709	4,758,365
Non-current deferred tax assets	5,227,090	4,758,365
Less valuation allowance	(5,227,090)	(4,758,365)
Non-current net deferred tax assets	—	—

Net deferred tax asset	$—	$—

The Federal and State net operating losses carry-forward are approximately $13,000,000 for the year ended December 31, 2014. These Federal and State net operating losses carry-forward will expire in various tax years through 2026 and 2032, respectively.

The Company has recorded a valuation allowance against all of the realization of its net deferred tax assets at December 31, 2014 and 2013. The valuation allowance is based on management’s estimates and analyses, which include the impact of tax laws which may limit the Company’s ability to utilize its net deferred tax assets.

14. RELATED–PARTY TRANSACTIONS

On April 10, 2013, the Company entered into a service agreement with its 20% unconsolidated investee, Xun Yun Tian Technologies (Zhejiang). Services provided by the Company include (1.) monthly recurring management services for providing technology, business team formation and training, initial contract solicitation to potential customers, in order to create business opportunities and transactional contracts for RMB 120,000 per month, (2.) non-recurring technical labor service for transferring high-end wireless technology and achieving business contracts which would allow Xun Yun Tian Technologies secure leading wireless technology position in PRC for RMB 1,000,000 every four months. The agreement expired in October, 2014. As of December 31, 2014 and 2013, the Company had accounts receivable from Xun Yun Tian Technologies in aggregated amount of $487,383 and $0, respectively, which arouse from provided service revenue amounted of $520,901 and $597,990 for the year ended December 31, 2014 and 2013, respectively.

15. ACQUISITION

On October 30, 2014, Teletronics wholly owned subsidiary, Teletronics (Beijing) Science & Technology Co., Ltd., entered into an acquisition agreement with the shareholders of Shanghai WWT IOT Technology Co., Ltd. Due to the financial hardship of Shanghai WWT IOT Technology Co., Ltd, both parties agreed that Shanghai WWT IOT Technology transferred 100% ownership to Teletronics (Beijing) with zero purchase price. After the transaction, Teletronics (Beijing) would acquire 100% ownership of Shanghai WWT IOT Technology Co., Ltd., and the zero purchase price allocation is as following:

	Fair Value

ASSETS
Current Assets:
Cash and cash equivalents	14,276
Accounts receivable	252,246
Other receivable	223,194
Costs in excess of billings on uncompleted contracts (“CIE”)	440,615	[A]
Inventories	657,107
Prepaid expenses	32,300

Total current assets	1,619,738
Property and equipment, net	159,801
Intangible assets	4,414
Intangible contract assets	160,724	[E]
Other assets	6,871

Total assets	1,951,548

LIABILITIES
Current Liabilities:
Accounts payable	415,756
Billings in excess of costs on uncompleted contracts (“BIE”)	382,492	[A]
ST loan from related party	733,807	[C]
Accrued expenses and other current liabilities	382,327

Total current liabilities	1,914,382
Loan from Teletronics	81,534	[B]
LT loan from related party	407,671	[C]

Total liabilities	2,403,587

Goodwill	452,039	[D]

[A] Cost in excess of billings on uncompleted contracts represent the excess of contract costs using the completed contract method over billings to date on certain contracts. Billings in excess of costs on uncompleted contracts represents the excess of billings to date over the amount of contract costs recognized to date using the completed contract method on certain contracts. Since most of the contracts usually are completed within one year, we use completed contract method.

Shanghai WWT IOT Technology Co. has some construction contracts that are in process on the acquisition date. Under completed contract method, ASC 605-35 requires billings and costs to be accumulated on the balance sheet while the contract is in progress. Once the project is complete, or substantially complete, the revenue and costs of revenue should be recognized. Upon the completion of the project, revenue recognized should equal total billings after the acquisition less the amortization of the intangible contract asset (or liability). Costs recognized upon contract completion (costs of revenues) should equal costs incurred in the post-combination period.

[B] Due to lack of fund, Shanghai WWT IOT Technology Co. was in a severe financial hardship. In October 2014, Teletronics (Beijing) Science & Technology Co., Ltd. lend RMB 500,000, which is about $81k, to Shanghai WWT IOT Technology Co. to partially relieve its financial burden.

[C] In October 2014, due to financial hardship, Shanghai WWT IOT Technology Co. entered into a debt restructure agreement with Guangsong Fan, Zhengzhou Chen and Yaqiong Zhang. Guangsong Fan is the former director of Shanghai WWT IOT Technology, and Zhengzhou Chen and Yaqiong Zhang are Mr. Fan’s friends, and they authorized Mr. Fan to handle the debt restructure on behalf of them. The total debt amount is RMB 17,800,000, AND based on the debt restructure agreement, Shanghai WWT IOT Technology was forgiven total debt of RMB 10,800,000 or $1,759,387 in US Dollar. The remaining debt of RMB 7,000,000 or $1,140,344 in US Dollar should be paid off in 2016.

[D] The excess value from total liabilities over total assets should be recorded as goodwill.

[E] The acquiree has long-term construction contracts that are in process on the acquisition date. These contracts should be recognized at fair value. The fair market value is determined using market-participant assumptions. The fair market value of in process contract was recognized as intangible contract asset. Subsequent to the acquisition, the acquirer should account for the acquired contracts in accordance with contract type. The intangible asset that arises as a result of the delayed revenue and costs of revenue should generally not be amortized until the project is completed.

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the year ended December 31, 2014, if the acquisition had occurred prior to the beginning of the year. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

Year Ended
December 31, 2014
Revenue	$2,286,623
Net loss	$(2,721,443)
Net loss per share:
Basic	$(0.15)
Diluted	$(0.15)

16. COMMITMENTS

Teletronics International, USA entered into an operating lease for its office and warehouse facilities in Rockville, MD. The lease expired in July 2014. The total rent paid for the year ended 2014 and 2013 were $270,637 and $391,411, respectively.

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

The following is a schedule of non-cancellable future approximate minimum lease payments required under the operating lease.

Years ending December 31,	Amount

2015	128,000
2016	128,000
2017	128,000
2018	128,000
Thereafter	256,000

Total	$768,000

Shanghai WWT IOT Technology Co. entered into multiple operating leases for our office, warehouse facilities, and corporation apartments in Shanghai China. The following is a schedule of total non-cancellable future approximate minimum lease payments required under the operating leases.

Years ending December 31,	Amount

2015	$49,956
2016	48,638
2017	48,638
2018	26,345

Total	$173,577

17. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1 million for the years ended December 31, 2014. The Company has a stockholders’ deficiency of $140,278 at December 31, 2014. There is a substantial doubt about the ability of the Company to continue as a going concern. The Company may seek additional funding through issuance of stock which will relieve its financial burden to sustain its growth and operations. Furthermore, the Company feels the growth of the internet of things (IOT) by implementing strategic acquisition in its subsidiaries that will achieve the ultimate registration goal. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

18. SUBSEQUENT EVENTS

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

On October 24, 2014, due to a financial hardship, Shanghai WWT IOT Technology Co. entered into a debt restructure agreement with Guangsong Fan, Zhengzhou Chen and Yaqiong Zhang. Guangsong Fan is the former director of Shanghai WWT IOT Technology, and Zhengzhou Chen and Yaqiong Zhang are Mr. Fan’s friends, and they authorized Mr. Fan to handle the debt restructure on behalf of them. The total debt amount is RMB 17,800,000. Based on the debt restructure agreement, Shanghai WWT IOT Technology was forgiven total debt of RMB 10,800,000. The remaining debt of RMB 7,000,000 should be paid as the following schedule:

•	On February 28th, 2015, Shanghai WWT IOT Technology will pay Mr. Fan RMB 1,000,000;

•	From June 30th, 2015 to May 30th, 2016, Shanghai WWT IOT Technology will pay Mr. Fan RMB 500,000 on the 30th of each month, and total RMB 6,000,000;

•	Mr. Fan agreed to waive the interest on the total debt.

Upon acquisition of Shanghai WWT IOT Technology Co. on October 30, 2014, Teletronics took over the debt liabilities. However, due to lack of fund, Teletronics was not able to pay Mr. Fan as scheduled on February 28th, 2015.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2014. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of five members. Each director holds office until his or her successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed

Dickson Fang	74	President and Director	2013
Helen Xia	50	Chief Financial Officer, Executive VP and Director	2013
Isabelle Huang	47	Secretary and Controller	2013
P.T. Chiang	45	Director	2014
Clarence Teng	62	Director	2013
Lizhu Liang	45	Director	2014

Dr. Dickson Fang

Born in Chongqing during the Sino-Japanese war, and later immigrated to the United States in 1962 after finishing his college education in Taiwan, Dickson Fang is a graduate from Stanford University with a Ph.D. Degree (1967) in Electrical Engineering majoring in radio and radar communications. He worked at SRI (Stanford Research Institute) for 8 years as a radio propagationist. In 1974, when COMSAT was formed under the sponsorship of more than 40 countries to launch the global satellite communications business, Dr. Fang was invited to join as a charter member to assume responsibility of the satellite-earth wave propagation program. As such, Dr. Fang was a key member in the historical Early Bird Satellite-Earth propagation establishment, and later he was instrumental in coordinating with NASA, GE, AT&T, MIT Lincoln Laboratories in pioneering the ATS-3, ATS-6 and other subsequent satellite telecom programs.

As a renowned wireless propagationist, he has been a member of International Scientific Radio Union (URSI), and has represented the United States at the ITU (International Telecommunications Union) meetings in Geneva, Switzerland for more than 10 years (1979-1992). He was the drafter of specs for international engineering communities for satellite-earth propagation protocols through the upper atmosphere, specifically CCIR-IV documents 263 and 266. During the cold war era, Dr. Fang was active in AGARD, the military telecom advisory group for NATO. He left COMSAT in 1986 to form Teletronics International, Inc. (Teletronics) and has been its President and CEO since. In the early years, the Company was mainly a defense contractor for design and integration of satellite earth stations for various components of the DOD, NASA, and the U.S. Department of Transportation. In addition, Teletronics provided system integration support for commercial institutions including COMSAT, INTELSAT, PBS, TRT, Lockheed, and RCA, among others. Today, Teletronics designs, develops, and manufactures a complete line of products and solutions for high speed wireless broadband systems. Since 2010, the Company under Dr. Fang’s leadership is moving its focus on providing system solutions for wireless network and intelligent building systems.

Helen Xia

Ms. Helen Fen Xia’s education background consisted of HCI Institute Rockville (Computer Application Software-1998), and Hood College (Biomedical Sciences) after she graduated in 1986 from Shanghai Teachers’ University, Shanghai, China (BS degree in Biology Science). Her work experience in USA started at of being a Visiting Scholar in Parasitic Disease Research at Academy of Natural Science in Philadelphia for 2 years.

From 1996 to 2002 she assumed a procurement Director job at Glocom Inc., the leading Inmarsat focused data terminal technology company in Maryland, where she managed purchasing plans based on user requirements, including job orders, production schedules, competitive pricing and lead times; Conducted cost/benefit analysis; Negotiated price, delivery terms with a variety of vendors and distributors; Evaluated products for qualified alternative supply sources of components; Monitored delivery requirements for outsourcing contract manufacturing; Took charge of inventory parts control and scheduled the component kiting; Worked closely with design engineers to facilitate the acquisition of samples and technical support; Maintained the Glocom’s MRP database program; ─ Generated and analyzed monthly purchasing and inventory reports, R & D expenses and inventory reports for finance review; Collaborated with suppliers and accounting in resolving vendor/customer issues and remain an integral part of assisting in ISO-9000 and end-of-year audits.

All her experience in Glocom has become most significant assets for her work in Teletronics. Joined Teletronics in 2002, Ms. Helen Xia worked her way up all the way to EVP in 10 years and became a Board member of the Company in 2013. She has developed largely on her own extensive experience in new product development, electronics purchasing, software and database management, accounting supervision, employee management, vendor/distributor and marketing. As the VP Controller, she lays the logistic foundation of Teletronics. In addition, she has been active in taking initiatives to evaluate overseas market, qualified oversea suppliers and cost-reduction procurement negotiations. She interfaces with Teletronics’ two oversea offices (Taipei and Beijing) for purchasing, importation/exportation, quality assurance, and subsystem integrations. She also has the responsibility of supervision all the sale team members of Teletronics. Having worked for the Company for over 13 years in almost every department, she brings to the Board an overall view of the Company’s business.

Isabelle Huang

Isabelle Huang got her BS degree in business administration from TamKang University, Taiwan and MS degree in Management of Information System from Strayer University. She first joined Teletronics in early 2000 as a general secretary and then departed for starting her own business. She returned to Teletronics in 2005 working as the corporation Accountant taking all necessary day to day accounting responsibilities, including payroll, accounts payable/receivable, bank deposits, journal entries, invoicing, collections, etc. In addition, she is also in change of preparing financial reports to CEO, coordination with auditors, administrating 401K plan and insurance and overseeing the expenditures of Teletronics’ subsidiary in China. Accepting the assignment of secretary since 2013, Ms. Huang also prepares legal papers, contracts and other Bank documents.

P.T. Chiang

Dr. P.T. Chiang has a Ph. D degree from the University of Maryland (1989), before that he earned a Business Administration degree in 1986 from The Johns Hopkins University and a BS degree in 1982 in Mechanical Engineering from Taiwan University. He has a rich working experience in finance and start-up company consulting including: 3 years (2011-present) in business consulting, including financial management, short-term / long-term funding process, the formation of the joint venture, product and market development, operations management, and international business development. Mr. Chiang has over fourteen years in the financial industry (Nomura/Lehman Brothers (2007-2011, Citi Group (2006-2007), HSBC 2004-2006), Credit Suisse (2000-2004) and Blackrock (1997-2000)) for valuation and modeling, risk management and analytics, proprietary trading and private equity, trading system design and implementation, corporate finance and business management, and financial portal platform. Ten years of software research and development (start-up company and Bell Labs (1996-1997)), including system integration and automation, development of commercial software, electronic data interchange, internet applications, and video on demand. 5 years of advanced research robotic automation and vision analysis Dissertation - Development of an Intelligent Robotics System in Construction Automation (1991-1994).

Dr. Chiang joined Teletronics as a Director in 2014 to support the Company’s public company initiative starting from the Company’s Form 10 filing and the analysis of the consequences of being a publicly registered company from its original private status. Dr. Chiang experience will help the Board further understand the impact on management and the economic burdens of filing as a public company and in the areas of rules to be followed and needs to be structured on a consistent basis. In addition to his engineering background, Dr. Chiang has been a consultant for new businesses and for product and market development, which will be a valuable asset to the Board.

Clarence Teng

Dr. Clarence Teng received his BS degree in Electrical Engineering from Taiwan University in 1973, and came to United States for advanced studied at Yale University. He received from Yale University his Ph.D. in Electrical Engineering in 1980. After 2 years post-Doctorial job training his first job in USA was with Texas Instrument, where he worked from 1983-1990 until he became Fellow and Senior Executive at TI in charge of memory product technology. After that he was a Co-Founder and Chief Technology officer of former Worldwide Semiconductor Manufacturing Corp in Taiwan which led his eventually to become a venture capital packager and manager, including: Managing Director of H & Q Asia Pacific Venter Capital, USA (1993-1995) in charge of high-tech investment in Asia, Co-Founder and CEO of Chinatech Venture Capitals, Taiwan (1996-2000), Chairman, Beijing United Development Co. (2002-2005), which has engaged in designing a science and technology park in Beijing, Technology Advisory Board of SRC, a semiconductor consortium formed by US Government and major US semiconductor companies, Senior Advisor (2006-2007), 21-Century Silicon Corp., USA. Dr. Teng is currently Co-Founder and CEO of Being Advanced Memory Corp., China, a company specialized in Phase Change Memory products, and President of Lege USA Corporation, a land development company headquartered in Dallas, Texas.

D. Teng has been an outside director of the Company since 1995. Using his rich corporate management experience, he provides MBA type of strategic advice together with daily operational alternatives. Further, his education and experience in the very technical aspects and issues of our industry, together with his contacts in China and the U.S. in both private industry and government agencies makes him an excellent addition to our Board.

Lizhu Liang

Ms. Liang was born and raised in FuZhou, CFhina, and finished Advanced High School education in 1986. Since that time, Ms. Liang has been working as a small business operator and subsequently became a self-made land developer with successful stories in many secondary cities (population below 2 million) in China for more than 20 years. She has extensive connections in packaging joint ventures among different groups of investing parties as well as in taking charge of an invested company for turn-around and building it up. As such, her on-going list of involvement include: Yi Yann Trading corporation (FuZhou started in 1995), Hua Li Investment Corporation (FuZhou, 1998), Fu Xing Investment Corporation (Chang Xing, Ze Jiang Province, 2000), Fu Jiang Haohai Investment Corporation, Ren Yuan Clothing Corporation (Chang Xing, Ze Jiang Province, 2012), Ze Jiang Xun Yun Tian Corporation (Chang Xing, Ze Jiang Province, 2012), and HK Haohai Holding Group (Hong Kong, 2013). All of which Ms. Liang assumes the title and duty of the Chairman of the Board. Ms. Liang became a Director of Teletronics in 2013, with the hope that she would be instrumental in providing the guidance for Teletronics’ China activities. These personal contacts and associations with Chinese companies bring valuable insights to the Board regarding doing business in China and especially in providing guidance regarding China’s secondary cities public safety/surveillance business undertakings.

Directors serve for a three term. There are no agreements or understandings whereby any officer or director would resign at the request of CEO or any another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

Board Committees

Audit, Compensation and Nominations Committees

We currently have no audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning the Company’s audits, executive officer compensation and nominations to the board of directors.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Board Independence

Ms. Lizhu Liang and Messrs. Teng and Chiang our “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Indemnification of Executive Officers and Directors

The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article Tenth of our Certificate of Incorporation states that we may provide indemnification of our agents, including our officers and directors to the maximum extent permitted by the Delaware Corporation Law. In the event that a claim for indemnification (other than the payment by us of expenses incurred or paid by our sole director and officer in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange on which the Company’s securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. The Company recently became subject to section 16(a). None of its Form 3’s has been filed as of the date of this report. The Form 3’s will all be filed within 15 days from the date herein. The Company has put into place procedures to assure that all future reports required by Section 16(a) are timely filed. There have been no transfers or sales of the Company’s common stock by any persons subject to Section 16(a) requirements.

Item 11. Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2014, 2013 and 2012. None of the officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Dickson Fang	2014	$78,300	0	0		0	0	0	$78,300
President, CEO	2013	$78,300	0	0		0	0	0	$78,300
	2012	$78,300	0	0		0	0	0	$78,300

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Options

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2014:

Name	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)	Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Dickson Fang		1,500,000	400,00	$1.00	April 15, 2019	—	$—	—	$—

2013 Incentive Stock Option Plan

Teletronics board and its shareholders approved an Incentive Stock Option Plan of 2013 (the “Plan”), which is an update of its original 2000 Incentive Stock Option Plan. It is a plan to furnish an incentive to key employees by making available to them a Common Stock Ownership in the Company according to a predefined performance goal with milestones. It is believed that the proprietary interest in the Company thus created will not only induce the continued service of these employees but will also stimulate their best effort towards the continued success of the Company. The plan is administrated by an Administrator which can be either the CEO, or CFO, or other appointed officer by the Board of Directors. The Administrator is required to formulate the option grant with specified performance requirements and to promulgate such rules and regulation as it deems necessary for carrying out the Incentive Stock Option Plan of 2013. On April 15, 2014, the first Stock Option Grant was granted to Dickson Fang for 1.5 Million shares at $1/share exercisable in 5 years. 1.1 million shares vested on September 6, 2014 and the remaining 400,000 shares will vest upon the commencement of the public trading of the Company’s common stock.

Employee Pension, Profit Sharing or other Retirement Plans

Besides a Federal 401K plan, we do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s compensation

Other than paying travel expenses, at present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year.

There was no compensation paid during the year ended December 31, 2014 to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2015 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There is no known pending or anticipated arrangements that may cause a change in control. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Percentage of beneficial ownership is based on the 17,754,562 shares of common stock outstanding as of March 31, 2015.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Fang Family Trust (2)	6,600,940	35%
Clarence Teng (3)	75,000	* %
Helen Xia (3)	25,000	* %
HK Haohai Group (4)	1,000,000	5.63%
Isabelle Huang	-0-	-0-
P.T.Chiang (3)	-0-	-0-
Chang Hui-Fen (5)	1,300,000	7.32%
Andrew Kou (5)	1,328,220	7.48%
Chenco (5)	1,167,500	6.58%
Chi San Fang (5)	1,375,000	7.74%
Total Officers and Directors (6 persons)	7,700,940	40.63%

_______________
(1)	The address for each person or entity listed on the table is c/o Teletronics International, Inc., 220 Perry Parkway, Gaithersburg, MD 20877.

(2)

Mr. Fang, President of the Company, is the trustee and beneficiary of the Fang Family Trust. He is also a Director. Includes options to purchase 1,100,000 shares of common stock at $1.00 per share. The options expire April 15, 2019.

(3)	Director of the Company

(4)	Ms. Lizhu Liang, Director of the Company, is the President of HK Haohai Group.

(5)	Individual party has sole voting and investment power over such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Lizhu Liang is the President of the HK Haohai Investment Group, which provided the investment to the Company in December, 2013 of $850,000 for 850,000 shares of the Company’s common stock. The investment agreement between HK Haohai and Teletronics permits HK Haohai certain rights; including (i) an option to invest another $850,000 for 850,000 shares of the Company’s common stock prior to the date the Company becomes a publicly traded Company and (ii) an option to invest $850,000 for 850,000 shares upon the conclusion of the (i) $850,000 investment, prior to December 31, 2016.

Item 14. Principal Accountant Fees and Services.

During 2014, the first year that the Company had an audit, Simon & Edwards, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

December 31, 2014

Audit Fees	$157,000

Audit-Related Fees	$-0-

Tax Fees	$-0-

All Other Fees	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edwards, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edwards, LLP independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit	ITEM

3.1*	Certificate of Incorporation and Amendments thereto

3.2 *	By-Laws

10.1 *	9% Convertible Senior Debentures Due June 30, 2010 Agreement

10.2 *	Incentive Stock Option Plan of 2013

10.3 *	Development System Technology License Agreement between the registrant and Compex Systems PTE LTD, dated July, 31, 2013

10.4 *	D. Fang Incentive Stock Option Agreement 2013

10.5 *	Office Lease dated April 22, 2014, between the Registrant and Saul Holdings Limited

10.6**	Implementation Agreement between the Registrant and Zhe Jiang Xun Yun Tian Technology, Co.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed with Registrant’s Form 10-12G filed July 8, 2014

**	Previously filed with Registrant’s Amendment No. 1 to Form 10-12G filed September 5, 2014

FORM 8-K:

Filed November 3, 2014, regarding a Press Release published on October 30, 2014

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of April, 2015.

TELETRONICS INTERNATIONAL, INC.

By:	/s/ Dickson Fang

Dickson Fang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Dickson Fang	Dated: April 22, 2015

Dickson Fang
President (Principal Executive Officer) and Director

/s/ Helen Xia	Dated: April 22, 2015

Helen Xia
Secretary and Director

/s/ P.T. Chiang	Dated: April 22, 2015
P.T. Chiang
Director

/s/ Clarence Teng	Dated: April 22, 2015
Clarence Teng
Director

/s/ Lizhu Liang	Dated: April 22, 2015
Lizhu Liang
Director

EXHIBIT INDEX

Exhibit	ITEM

3.1*	Certificate of Incorporation and Amendments thereto

3.2 *	By-Laws

10.1 *	9% Convertible Senior Debentures Due June 30, 2010 Agreement

10.2 *	Incentive Stock Option Plan of 2013

10.3 *	Development System Technology License Agreement between the registrant and Compex Systems PTE LTD, dated July, 31, 2013

10.4 *	D. Fang Incentive Stock Option Agreement 2013

10.5 *	Office Lease dated April 22, 2014, between the Registrant and Saul Holdings Limited

10.6**	Implementation Agreement between the Registrant and Zhe Jiang Xun Yun Tian Technology, Co.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed with Registrant’s Form 10-12G filed July 8, 2014
**	Previously filed with Registrant’s Amendment No. 1 to Form 10-12G filed September 5, 2014